Form 10QSB
period 2007-06-30
ELRAY RESOURCES, INC.
filed 2007-08-22
CIK 1402371

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 333-143640

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

2678 Point Grey Rd., Vancouver, British Columbia, Canada V6K 1A5

(Address of principal executive offices)

(604) 732-9583

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [x] No [ ]

The issuer had 7,643,750 shares of common stock issued and outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

	June 30, 2007	March 31, 2007
	(unaudited)
ASSETS

Current assets
Cash	$ 38,853	$ 47,686
Total current assets	38,853	47,686

Total assets	$ 38,853	$ 47,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 61	$ -
Total current liabilities	61	-

Total liabilities	61	-

Commitments

Stockholders’ Equity:
Common stock, $.001 par value, 75,000,000 shares authorized 7,643,750 shares issued and outstanding	7,644	7,644
Additional paid in capital	50,231	50,231
Deficit accumulated during the exploration stage	(19,083)	(10,189)
Total stockholders’ equity	38,792	47,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 38,853	$ 47,686

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and

for the period from December 13, 2006 (Inception) through June 30, 2007

(unaudited)

	Three months ended June 30,	Inception through June 30,
	2007	2007

General and administrative expenses:
Professional fees	$ 5,250	$ 11,644
Impairment	-	3,500
Other	3,644	3,939
Total general and administrative expenses	8,894	19,083

Net loss	$ (8,894)	$ (19,083)

Net loss per share:
Basic and diluted	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	7,643,750

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2007 and

for the period from December 13, 2006 (Inception) through June 30, 2007

(unaudited)

	Three months ended June 30,	Inception through June 30,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,894)	$ (19,083)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment	-	3,500

Change to non-cash working capital item related to operations:
Accounts payable	61	61
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,833)	(15,522)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	54,375
CASH FLOWS FROM FINANCING ACTIVITY	-	54,375

NET INCREASE (DECREASE) IN CASH	(8,833)	38,853
Cash, beginning of period	47,686	-
Cash, end of period	$ 38,853	$ 38,853

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NON CASH TRANSACTIONS
Issue of common stock in settlement of debt	$ -	$ 3,500
Issue of debt for mining interest and report	$ -	$ 3,500

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Elray Resources, Inc. (the “Company” or “Elray”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended March 31, 2007, as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $19,083 as of June 30, 2007.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY

During the period ended March 31, 2007, the Company acquired a 100% interest in a mining claim, as well as a technical mining report on the property, in the Osoyoos mining district of British Columbia, Canada for cash consideration of $ 3,500.  The consideration was paid by the director of the Company and the debt was then settled for shares.  The property is being held in trust for the Company by a third party.

As there are no proven mineral reserves on the property, Elray has recorded an impairment of $ 3,500 related to the cost of property and report acquisition.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – COMMITMENTS

Elray neither owns nor leases any real or personal property. An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $ 70,000.  The loan facility bears interest at 5% per annum and would be required to be repaid on demand after June 30, 2008.  As at June 30, 2007, the amount outstanding under the shareholder loan facility was $ nil.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-QSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended March 31, 2007.

OVERVIEW

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006.

We are in the business of precious minerals exploration. We currently own one mineral claim only, named the DL Claim, situated near the Town of Osoyoos in southern British Columbia, Canada. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

The DL Claim is the subject of a geological report prepared by James W. McLeod, P. Geo., dated December 23, 2006. According to the report, the deposit types that historically predominate in the general area of the DL Claim are the porphyry-type base and precious metal (copper-gold-palladium or copper-molybdenum) occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization. The primary focus of our planned exploration activities will be to find commercially viable deposits of gold.

There is no assurance that a commercially viable precious minerals deposit exists on the DL Claim property.

Plan of Operation

Our plan of operations is to carry out exploration of the DL Claim property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In his geological report, Mr. McLeod recommends a three phase process of exploration.   Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of that program.

We expect to complete Phase One and (if warranted by results from phase One explorations) Phase Two explorations within the first 12 months. Our business plans after the next 12 months will depend upon the results from preceding exploration activities. Assuming Phase Three exploration activities are warranted by the results from Phase Two exploration activities, we will execute Phase Three exploration plans after the next 12 months.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. This will necessitate raising additional funds, as the funds available to us through equity investments and shareholder loan commitments will not be sufficient to carry us forward.

If our exploration activities indicate that there are no commercially viable gold deposits on our mineral claim, we will abandon the claim and stake a new claim to explore in British Columbia. We will continue to stake and explore claims in British Columbia as long as we can afford to do so.

We have completed the initial phase of exploration and are currently awaiting results.

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2007

Revenues

We did not generate any revenues during the reporting period.

Expenses

Professional fees were $5,250 and other expenses were $3,644 for the three months ended June 30, 2007.

Net Loss

We incurred net losses from operations of $(8,894) for the three months ended June 30, 2007 and $(19,083) for the period from inception on December 13, 2006 through June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2007 consisted of $38,853 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

Under the shareholder loan facility from Shaun D. Langford, loan advances to or on behalf of Elray bear interest at 5% per annum, calculated and compounded annually, not in advance. Elray is required to repay the outstanding principal and interest at any time after June 30, 2008, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by Elray at any time without notice, bonus or penalty.

The amount outstanding under shareholder loan facilities was $ nil as of June 30, 2007.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters. Due to our lack of operating history and present inability to generate revenues, however, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable exploration stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number

Exhibit Description

3.1

Articles of Incorporation of Elray Resources, Inc.*

3.2

Bylaws of Elray Resources, Inc.*

10.1

Property Agreement between Shaun D. Langford and Elray Resources, Inc. and dated December 23, 2006*

10.2

Trust Agreement between Shaun D. Langford as trustee and Elray Resources, Inc. as beneficiary and dated December 23, 2006*

10.3

Loan Agreement between Shaun D. Langford as lender and Elray Resources, Inc. as borrower and dated January 15, 2007*

10.4

Loan Commitment Letter dated January 15, 2007*

31.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Shaun D. Langford

Shaun D. Langford

President, Secretary, Treasurer and Director

Dated: August 20, 2007