Form 10QSB
period 2007-09-30
ELRAY RESOURCES, INC.
filed 2007-11-15
CIK 1402371

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The issuer had 7,643,750 shares of common stock issued and outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS	September 30, 2007	March 31, 2007
	(unaudited)
Current assets
Cash	$ 35,655	$ 47,686
Total current assets	35,655	47,686

Total assets	$ 35,655	$ 47,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$ -	$ -
Total current liabilities	-	-
Total liabilities	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,643,750 shares issued and outstanding	7,644	7,644
Additional paid in capital	50,231	50,231
Deficit accumulated during the exploration stage	(22,220)	(10,189)
Total stockholders’ equity	35,655	47,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 35,655	$ 47,686

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and six months ended September 30, 2007 and

For the period from December 13, 2006 (Inception) through September 30, 2007

(unaudited)

	Three months ended September 30, 2007	Six months ended September 30, 2007	Inception through September 30, 2007

General and administrative expenses:
Professional fees	$ 2,835	$ 8,085	$ 14,479
Impairment	-	-	3,500
Other	302	3,946	4,241
Total general and administrative expenses	3,137	12,031	22,220

Net loss	$ (3,137)	$ (12,031)	$ (22,220)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	7,643,750	7,643,750

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the six months ended September 30, 2007 and

For the period from December 13, 2006 (Inception) through September 30, 2007

(unaudited)

	Six months ended September 30, 2007	Inception through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (12,031)	$ (22,220)
Adjustments to reconcile net deficit to cash used by operating activities:
Impairment	-	3,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(12,031)	(18,720)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	54,375
CASH FLOWS FROM FINANCING ACTIVITY	-	54,375

NET INCREASE (DECREASE) IN CASH	(12,031)	35,655
Cash, beginning of period	47,686	-
Cash, end of period	$ 35,655	$ 35,655

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NON CASH TRANSACTIONS
Issue of common stock in settlement of debt	$ -	$ 3,500
Issue of debt for mining interest and report	$ -	$ 3,500

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $22,200 as of September 30, 2007.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

A shareholder of the Company has offered a shareholder loan facility up to $ 70,000.  The outstanding principal balance under the loan facility bears interest at 5% per annum and would be required to be repaid on demand after June 30, 2008.  As at September 30, 2007, the amount outstanding under the shareholder loan facility was $ nil.

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

We have completed Phase One explorations. If warranted by results from Phase One, we will conduct Phase Two explorations within the first 12 months. Our business plans after the next 12 months will depend upon the results from preceding exploration activities. Assuming Phase Three exploration activities are warranted by the results from Phase Two exploration activities, we will execute Phase Three exploration plans after the next 12 months.

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

Three Months Ended September 30, 2007

Revenues

We did not generate any revenues during the reporting period.

Expenses

Professional fees were $2,835 and other expenses were $302 for the three months ended September 30, 2007.

Net Loss

We incurred net losses from operations of $(3,137) for the three months ended September 30, 2007 and $(22,220) for the period from inception on December 13, 2006 through September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2007 consisted of $35,655 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $ nil as of September 30, 2007.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: November 13, 2007