Form 10QSB
period 2007-12-31
ELRAY RESOURCES, INC.
filed 2008-02-14
CIK 1402371

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-QSB

____________________________

x QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The issuer had 7,643,750 shares of common stock issued and outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31, 2007	March 31, 2007
ASSETS

	(unaudited)
Current assets
Cash	$ 15,386	$ 47,686
Total current assets	15,386	47,686

Total assets	$ 15,386	$ 47,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$ -	$ -
Total current liabilities	-	-
Total liabilities	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 75,000,000 shares authorized, 7,643,750 shares issued and outstanding	7,644	7,644
Additional paid in capital	50,231	50,231
Deficit accumulated during the exploration stage	(42,489)	(10,189)
Total stockholders’ equity	15,386	47,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,386	$ 47,686

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and nine months ended December 31, 2007

For the period from December 13, 2006 (Inception) through December 31, 2006

For the period from December 13, 2006 (Inception) through December 31, 2007

(unaudited)

	Three months ended December 31, 2007	Nine months ended December 31, 2007	Inception through December 31, 2006	Inception through December 31, 2007

General and administrative expenses:
Professional fees	$ 11,824	$ 19,909	$ -	$ 26,303
Impairment	-	-	3,500	3,500
Exploration	6,900	6,900	-	6,900
Other	1,545	5,491	-	5,786
Total general and administrative expenses	20,269	32,300	3,500	42,489

Net loss	$ (20,269)	$ (32,300)	$ (3,500)	$ (42,489)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	7,643,750	7,643,750	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2007

For the period from December 13, 2006 (Inception) through December 31, 2006

For the period from December 13, 2006 (Inception) through December 31, 2007

(unaudited)

	Nine months ended December 31,	Inception through December 31,	Inception through December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (32,300)	$ (3,500)	$ (42,489)
Adjustments to reconcile net deficit to cash used by operating activities:
Impairment	-	3,500	3,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(32,300)	-	(38,989)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	1,500	54,375
CASH FLOWS FROM FINANCING ACTIVITY	-	1,500	54,375

NET INCREASE (DECREASE) IN CASH	(32,300)	1,500	15,386
Cash, beginning of period	47,686	-	-
Cash, end of period	$ 15,386	$ 1,500	$ 15,386

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTIONS
Issue of common stock in settlement of debt	$ -	$ 3,500	$ 3,500
Issue of debt for mining interest and report	$ -	$ 3,500	$ 3,500

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Elray Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended March 31, 2007 as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $42,489 as of December 31, 2007.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY

During the period ended March 31, 2007, the Company acquired a 100% interest in a mining claim, as well as a technical mining report on the property, in the Osoyoos mining district of British Columbia, Canada for cash consideration of $ 3,500.  The consideration was paid by the director of the Company and the debt was subsequently settled for shares.  The property is being held in trust for the Company by a third party.

As there are no proven mineral reserves on the property, Elray has recorded an impairment of $ 3,500 related to the cost of property and report acquisition.

NOTE 4 – COMMITMENTS

Elray neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $ 70,000.  The loan facility bears interest at 5% per annum and would be required to be repaid on demand after June 30, 2008.  As at December 31, 2007, the amount outstanding under the shareholder loan facility was $ nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have completed Phase One explorations. If warranted by results from Phase One, we will conduct Phase Two explorations. Our business plans after the next 12 months will depend upon the results from preceding exploration activities. Assuming Phase Three exploration activities are warranted by the results from Phase Two exploration activities, we will execute Phase Three exploration plans after the next 12 months.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007

Revenues

We did not generate any revenues during the reporting period.

Expenses

Professional fees were $11,824, exploration expenses were $6,900 and other expenses were $1,545 for the three months ended December 31, 2007.

Net Loss

We incurred net losses from operations of $20,269 for the three months ended December 31, 2007 and $42,489 for the period from inception on December 13, 2006 through December 31, 2007.

Nine Months Ended December 31, 2007

Revenues

We did not generate any revenues during the reporting period.

Expenses

Professional fees were $19,909, exploration expenses were $6,900 and other expenses were $5,491 for the nine months ended December 31, 2007.

Net Loss

We incurred net losses from operations of $32,300 for the nine months ended December 31, 2007 and $42,489 for the period from inception on December 13, 2006 through December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of December 31, 2007 consisted of $15,386 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $ nil as of December 31, 2007.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended December 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: February 12, 2008