Form 10-K
period 2008-03-31
ELRAY RESOURCES, INC.
filed 2008-06-18
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission File # 333-143640

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

2678 Point Grey Rd., Vancouver, British Columbia, Canada V6K 1A5

(Address of principal executive offices)

(604) 732-9583

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $528,750.00.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,437,500 shares of common stock issued and outstanding as of June 5, 2008.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

13

Item 4.

Submission of Matters to a Vote of Security Holders

13

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer

Purchases of Securities

13

Item 6.

Selected Financial Data

15

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

15

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 8.

Financial Statements and Supplementary Data

17

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure

18

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

Item 10.

Directors, Executive Officers and Corporate Governance

19

Item 11.

Executive Compensation

22

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

22

Item 13.

Certain Relationships and Related Transactions and Director Independence

23

Item 14.

Principal Accountant Fees and Services

24

Item 15.

Exhibits, Financial Statements Schedules

25

SIGNATURES

27

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

In General

The Company was incorporated in Nevada on December 13, 2006. We are an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

We currently own a 100% interest in a mineral claim known as the DL Claim, located in British Columbia, Canada. We do not own any other claims and have no current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future. The DL Claim is without known reserves. There is no assurance that a commercially viable mineral deposit exists on the DL Claim.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Our consulting geologist has recommended a three phase process of exploration for the DL Claim.   Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of the preceding phase. The decision will be based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the DL Claim in order to ascertain whether it possesses economic quantities of precious metals. There can be no assurance that an economic mineral deposit exists on the DL Claim until appropriate exploration work is completed. Even if we complete our proposed exploration programs on the DL Claim and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

About Our Mineral Claims

In December, 2006, the Company retained James W. McLeod, P. Geo., to identify and acquire a mining claim in the Osoyoos mining district of British Columbia demonstrating good potential for precious metals mineralization. Mr. McLeod is a registered Professional Geoscientist and a member in good standing with the Association of Professional Engineers and Geoscientists of

the Province of British Columbia, Canada. Mr. McLeod graduated from the University of British Columbia in 1969 with a Bachelor of Science degree in Geology and has worked as a geologist for 37 years since graduation.

Mr. McLeod has no family or other relationship with our sole executive officer and director, Shaun D. Langford.

Further to his retainer, Mr. McLeod acquired the claim known as the DL Claim from the Province of British Columbia under the British Columbia Mineral Tenure Act and then transferred it to our president Mr. Langford. Mr. Langford subsequently transferred the beneficial interest in the claim to the Company, while retaining the legal interest in the claim, in trust for the Company, as more fully described below.

The DL Claim is the only property in the Company's portfolio. It consists of seven contiguous cells staked and recorded with the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia (the “Ministry of Mines”) under the British Columbia Mineral Tenure Act as follows:

Name of Mineral Claim	Area in Hectares	Tenure Number	Expiry Date
DL	148 (1)	547506	December 15, 2008

(1)

approximately 365 acres

A cell is the area of the mineral titles online grid maintained by the Ministry of Mines shown electronically on a map of British Columbia. A cell claim has the number of hectares determined by the registry's grid location of the cell.

The DL Claim is located in southern British Columbia, on the Canada-US border, approximately four air miles southwest of the Town of Osoyoos. The mineral claim area may be located on the NTS map sheet, 82E/4E. At the center of the property the latitude is 49° 0’ 30" N and the longitude is 119° 29’ 30" W. The claim is motor vehicle accessible from Osoyoos by traveling two miles west along Highway #3 and then approximately 4.5 miles south by gravel ranch roads.

The Town of Osoyoos offers much of the necessary infrastructure required to base and execute an exploration program (e.g. accommodations, communications, much equipment and supplies). Osoyoos is also highway accessible from Vancouver, British Columbia by traveling over Highway #3, in the time it takes to travel 300 miles. The overnight Greyhound bus service to Vancouver is a popular way to send in samples and to receive specialty equipment and supplies.

The DL Claim lies within the Dry Interior Belt of British Columbia and experiences about 15 inches of precipitation annually, of which about 20% may occur as a snow equivalent. The summers can experience hot weather, while the winters are generally mild and last from December through March.

The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title to the property.

Our mineral claim is unencumbered and in good standing and there are no third party conditions which affect it other than conditions defined by the Province of British Columbia described below. We have no insurance covering the claim. We believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

Geological Report on the DL Claim

In addition to identifying and acquiring the DL Claim on behalf of the Company, James. W. McLeod, P. Geo., also prepared a geological evaluation report on the DL Claim. This report, dated December 23, 2006 and exhibited as Exhibit 99.1 to the prospectus included in the Company’s registration statement, summarizes the results of the history of the exploration of the DL Claim, the regional and local geology of the DL Claim and the mineralization and the geological formations identified as a result of any prior exploration. The report also gives conclusions regarding potential mineralization of the DL Claim and recommends a geological exploration program. The description of the DL Claim in this prospectus is based on Mr. McLeod’s geological evaluation report.

The work completed by Mr. McLeod in preparing the geological report consisted of a personal visit to the claim property and a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data and information acquired by previous exploration companies in the area of the mineral claim.

In order to maintain the DL Claim in good standing, we must complete minimum exploration and development work on the mineral claim and file confirmation of the completion of the work with the Ministry of Mines or pay to the Ministry of Mines a fee equal to the minimum exploration and development work that must be performed. The completion of mineral exploration and development work or payment in lieu of exploration and development work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim is currently in good standing until December 15, 2008. The minimum exploration and development work that must be performed and/or the fee for keeping our claim current is equal to $4 CAD (approximately $3.50 USD) per hectare for the first three years and $8 CAD (approximately $7 USD) per hectare thereafter. As the DL Claim has an area of approximately 148 hectares, we will must complete minimum exploration and development work or pay a minimum fee of $592 CAD (approximately $515 USD) each year prior to December 15 for the first three years, in order to keep the DL Claim current. Thereafter, the minimum exploration and development work/fee payable will increase to $1,184 CAD (approximately $1,032 USD) per year. If we fail to perform and record valid exploration and development work or pay the equivalent sum by the anniversary dates, our mineral claim will lapse and we will lose all interest in our mineral claim.

Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Because of this regulation, Mr. Langford is holding the DL mineral claim in trust for us (under the trust agreement exhibited as Exhibit 10.2 to the prospectus forming part of the Company’s registration statement on Form SB-2) until we can determine whether there is a commercially viable mineral deposit on our claim. If we determine that there is a commercially viable mineral deposit on our claim, we will incorporate a British Columbia corporation to hold title to the claim and Mr. Langford will transfer the claim to the corporation. The transfer will be at no cost to us other than the nominal government transfer fee and the costs associated with the incorporation of the British Columbia corporation.

Previous operations

We are not aware of any previous exploration or other mining operations on the DL Claim property.

Present condition of DL Claim property

We have conducted the first phase of exploration activity. We have found an area of moderately rounded, open range, plateau terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. The claim area ranges in elevation from 2,350 feet to 2,850 feet mean sea level.

The claim area lies on the western side of the Okanagan valley containing a series of north to south draining, large freshwater lakes. In the immediate area of the mineral claim there are occurrences of a number of small freshwater lakes and mineral-rich potholes.

Work completed to date

We have conducted the first phase of exploration activity.

Current state of exploration and/or development

Nil

Plant and equipment

There is no equipment, infrastructure or electricity on the DL Claim property. Electrical power required to conduct exploration activities will be provided by gas or diesel generators that we will bring on site.

Cost of Property

The aggregate cost of the DL Claim and related geologist’s evaluation report was $3,500.

History of Local and General Mineral Claim Area

The recorded mining history of the general area dates from the late 1800’s when the widespread search for gold (placer) was on. The local area received attention during the period, 1920's to 1940's. The general area received much attention during the post World War II era. During the period of the mid 1950’s through the 1980’s the search for larger tonnage copper, gold and platinum group elements prevailed. A significant number of showings and skarn and porphyry prospects were discovered within this northwesterly trending belt. A number of them were exploited, such as the gold deposits at Hedley, British Columbia and the copper (gold-palladium) deposits at Copper Mountain, Princeton, British Columbia, areas lying to the west of the DL Claim.

Regional Geology

The general claim area is underlain by northwest trending metamorphic rocks assigned to the Kobau Group and thought to be of Carboniferous period age. These units occur mainly as quartzite, schist and greenstone and appear mainly derived from sedimentary rocks. These older units are cut in many places by Jurassic-Cretaceous aged Nelson Plutonic Rocks that exhibit a wide range in composition.

Local Geology

The DL Claim is situated in the Intermontane Belt of south-western British Columbia at the southern-end of the Thompson plateau. The oldest rocks observed in the local area are those of the Paleozoic era, Carboniferous period age Kobau Group. These units are observed to be in contact with or intruded by younger Nelson Plutonic Rocks.

Geology of Our Mineral Claim

The geology of the DL Claim may be described as being underlain by metamorphic units of the Kobau Group that are observed to be intruded by Nelson Plutonic Rocks mainly as syenites.

Deposit Type

The deposit types that historically predominate in the general area are as the porphyry-type base and precious metal (copper-gold-palladium or copper-molybdenum) occurrence with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization. Locally the lode gold is seen to occur in quartz veins.

Mineralization

Mr. McLeod has observed in places within the general area pyrite-pyrrhotite-chalcopyrite mineralization as mesothermal replacements or vein-type of occurrences that lie peripheral to the porphyry-type occurrence in the enclosing and underlying intrusives and the overlying volcanic tuffs (volcanic skarn). These occurrences were observed in the massive volcanic units and in medium grain-sized intrusive rock within steeply dipping to vertical fissure/fault zones with some dissemination in the adjacent wallrock. Alteration accompanying the pyritization is often observed as epidote-chlorite-calcite-(sericite)-magnetite, or a propylitic alteration assemblage.

South of the 49th Parallel in Okanogan County, Washington State, Mr. McLeod has examined mineralization occurring on the For Jeannie mineral claims as gold and silver within a quartz (vein) or larger fracture-welded zone.

Geophysics of Our Mineral Claim

Based on his review and analysis of aeromagnetic results from a survey conducted by Geoterrex Limited of Toronto, Ontario during the period October 1969 to April 1972, Mr. McLeod observes in his report that there is a moderate magnetic inflection across the central portion of the DL Claim in a northwest direction. The direction of the inflection and a change in gradient between the west and east flanks suggests a structural feature - i.e. a possible northwest trending and possible southwest dipping fault, fold or rock unit contact. These suggested types of features are known to, at times, enhance the possibility of being more receptive to mineralizing fluids ascending from underlying intrusions.

Adjacent Properties and Properties in the General Area

The DL Claim lies in a general area that has undergone some surface and underground exploration work and where active surface exploration work is presently being undertaken.

A mineral prospect to the south of the DL Claim (Blanche - at the 49th Parallel in Washington State) has been observed to contain gold and silver values in a quartz vein in several underground workings. Two adits of 80 ft. and 100 ft., respectively, returned a value of $56 gold, at 1938 prices, across a quartz vein width of 42-48 inches.

Proposed Program of Exploration and Development

Mr. McLeod states in his report that DL Claim’s good geological setting and interesting aeromagnetic data encourages the recommendation to conduct exploration work on the property.

Mr. McLeod believes that the mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area.  The glacial drift covered parts of the DL Claim offer good exploration areas because of their proximity to known mineralization, geological setting and generally a lack of exploration testing. Also, remote sensing as aeromagnetic results may indicate possible exploration areas of interest within the DL Claim.

Based on the foregoing, Mr. McLeod recommends that detailed prospecting and hand trenching surveys of the DL Claim area should be undertaken if and when the Company is in a position to do so. Mr. McLeod furthers offers a three phase exploration proposal with cost and time estimates associated with each phase.

Phase One exploration activities consisted of detailed prospecting and mineralization mapping, followed by mobile metal ion (“MMI”) soil samplings and analyses.

Phase Two explorations will consist of magnetometer and VLF electromagnetic, grid controlled, surveys over the areas of interest determined by the Phase One explorations. This phase is estimated to cost $12,000 and to take two-three weeks to complete. Included in this cost estimate are transportation, accommodation, board, grid installation, both of the geophysical surveys, maps and report.

Phase Three explorations will consist of induced polarization survey over grid controlled anomalous zones of interest outlined by Phase One and Phase Two fieldwork plus hoe or bulldozer trenching, mapping and sampling of bedrock anomalies. This phase of exploration is estimated to cost $40,000 and to take two-three weeks to complete. Included in this estimated cost are assays, detailed maps and reports.

The three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (i.e. encouraging) results being obtained from each preceding phase.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available in either the City of Vancouver or Town of Osoyoos in British Columbia, Canada from a variety of suppliers.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of

British Columbia is the Ministry of Mines. The Ministry of Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine, and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position, or us in the event that a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the DL Claim (geochemical sampling and reconnaissance work, grid preparation, geological mapping, and magnetometer and soil surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)

Ensuring that any water discharge meets drinking water standards;

(ii)

Dust generation will have to be minimal or otherwise re-mediated;

(iii)

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)

All materials to be left on the surface will need to be environmentally benign;

(v)

Ground water will have to be monitored for any potential contaminants;

(vi)

The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and

(vii)

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

As an exploration stage company, we compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral property.

Employees

As of the date of this prospectus, we have no employees other than our sole executive officer and director. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through consultants on a contract basis.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

For its executive and head office, the Company shares space with a business office located at 2678 Point Grey Rd., Vancouver, British Columbia, Canada. The office is being provided free of charge by a director as an accommodation to the Company.

The description of our mineral claim is set out above under the section entitled “Description Of Business.”

Item 3.

Legal Proceedings

We are not presently a party to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol ELRA.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

Quarter Ended	High	Low
March 31, 2008	$0.25	$0.25
December 31, 2007	$0.01	$0.01
September 30, 2007	$0.20	$0.20

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of June 5, 2008, there were approximately 44 holders of our common stock.

Dividends.

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities.

None.

Issuer Repurchases of Equity Securities.

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended March 31, 2008.

As at March 31, 2008, we had a cash balance of $10,793. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•

our ability to raise additional funding;

•

the market price for minerals that may be found on the DL Claim;

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on December 13, 2006 through March 31, 2008, but have incurred operating expenses in the amount of $47,082 for the same period. Our activities have been financed from the proceeds of share subscriptions.

For the fiscal year ended March 31, 2008, professional fees were $21,939, exploration expenses were $6,900 and other expenses were $8,054. For the period from inception on December 13, 2006 through March 31, 2007, professional fees were $6,394, exploration expenses were nil and other expenses were $295.

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. During our first full fiscal year ended March 31, 2008, we incurred a net loss of $(36,893), which resulted in an accumulated deficit of $(47,082).

Our financial statements are prepared in accordance with U.S. generally accepted accounting the principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

The Company’s principal sources of liquidity as of March 31, 2008 consisted of $10,793 in cash and cash equivalents, a Visa account with $5,000 CAD credit limit and a $70,000 shareholder loan facility.

Since inception through to and including March 31, 2008, we have raised $54,375 through private placements of our common shares.

Under the shareholder loan facility from Shaun D. Langford, loan advances to or on behalf of the Company bear interest at 5% per annum, calculated and compounded annually, not in advance. The Company is required to repay the outstanding principal and interest at any time after June

30, 2008, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan facility was nil as of March 31, 2008.

The Company has a credit card facility through Royal Bank of Canada. Purchase interest and cash advance rates are both 18.50%.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

We anticipate that we will need to have additional funds available when Mr. Langford’s financing commitments expire on June 30, 2008. We expect to have the appropriate financing commitments in place well in advance of June 30, 2008, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which in turn will result in the loss of the investments of our investors.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Elray Resources, Inc.

(An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Elray Resources, Inc. ( the “Company”) as of March 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for year ended March 31, 2008 and the periods from December 13, 2006 (Inception) through March 31, 2007 and March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elray Resources, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended March 31, 2008 and the periods from December 13, 2006 (Inception) through March 31, 2007 and March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

May 22, 2007

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

March 31, 2008 and 2007

ASSETS
	2008	2007
Current assets
Cash	$ 10,793	$ 47,686
Total current assets	10,793	47,686

Total assets	$ 10,793	$ 7,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$ -	$ -

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:

Common stock, $.001 par value, 75,000,000 shares authorized, 56,437,500 and 7,643,750 shares issued and outstanding, respectively	56,438	7,644
Additional paid in capital	1,437	50,231
Deficit accumulated during the exploration stage	(47,082)	(10,189)
Total stockholders’ equity	10,793	47,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,793	$ 47,686

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the year ended March 31, 2008

For the period from December 13, 2006 (Inception) through March 31, 2007

For the period from December 13, 2006 (Inception) through March 31, 2008

	Year ended March 31,	Inception through March 31,	Inception through March 31,
	2008	2007	2008

General and administrative expenses:
Professional fees	$ 21,939	$ 6,394	$ 28,333
Impairment	-	3,500	3,500
Exploration	6,900	-	6,900
Other	8,054	295	8,349
Total general and administrative expenses	36,893	10,189	47,082

Net loss	$(36,893)	$(10,189)	$(47,082)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	71,560,788	57,343,750

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

Period from December 13, 2006 (Inception) through March 31, 2008

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	1,500,000	$ 1,500	$ -	$ -	$ ,500
Issuance of common stock in settlement of debt	3,500,000	3,500	-	-	3,500
Issuance of common stock for cash	2,643,750	2,644	50,231	-	52,875
Net loss	-	-	-	(10,189)	(10,189)

Balance, March 31, 2007	7,643,750	7,644	50,231	(10,189)	47,686
Cancellation of 2,000,000 shares of shares issued to founder	(2,000,000)	(2,000)	2,000	-	-
Stock split effected in the form of a dividend	50,793,750	50,794	(50,794)	-	-
Net loss	-	-	-	(36,893)	(36,893)

Balance, March 31, 2008	56,437,500	$56,438	$ 1,437	$(47,082)	$10,793

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the year ended March 31, 2008

For the period from December 13, 2006 (Inception) through March 31, 2007

For the period from December 13, 2006 (Inception) through March 31, 2008

	Year ended March 31	Inception through March 31,	Inception through March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (36,893)	$ (10,189)	$ (47,082)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment	-	3,500	3,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(36,893)	(6,689)	(43,582)

CASH FLOWS PROVIDED BY FINANCING ACTIVITY
Proceeds from sale of common stock	-	54,375	54,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITY	-	54,375	54,375

NET INCREASE (DECREASE) IN CASH	(36,893)	47,686	10,793
Cash, beginning of period	47,686	-	-
Cash, end of period	$ 10,793	$ 47,686	$ 10,793

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTIONS
Issue of common stock in settlement of debt	$ -	$ 3,500	$ 3,500
Issue of debt for mining interest and report	$ -	$ 3,500	$ 3,500

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Elray Resources Inc. (“Elray” or the “Company”) was incorporated in Nevada on December 13, 2006.  Elray is an exploration stage company and has not yet realized any revenues from its planned operations.  Elray is currently in the process of acquiring certain mining claims.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  The weighted average number of shares is shown retroactive of the stock split effected in the form of a dividend.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. Costs of acquisition are capitalized subject to impairment testing, in accordance with FAS 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

Comprehensive Income

The Company has adopted SFAS No 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Elray follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Elray does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $47,082 as of March 31, 2008.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY

During the period ended March 31, 2007, the Company acquired a 100% interest in a mining claim, as well as a technical mining report on the property, in the Osoyoos mining district of British Columbia, Canada for cash consideration of $3,500.  The consideration was paid by the director of the Company and the debt was subsequently settled for shares.

The property is being held in trust for the Company by a third party.

As there are no proven mineral reserves on the property, Elray has recorded an impairment of $3,500 related to the cost of property and report acquisition.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following for the period ending March 31,:

	2008	2007
Refundable Federal income tax attributable to:
Current operations	$ 12,500	$ 3,500
Less, change in valuation allowance	(12,500)	(3,500)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31,	March 31,
	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 16,000	$ 3,500
Less, valuation allowance	(16,000)	(3,500)
Net deferred tax asset	$ -	$ -

At March 31, 2008, Elray had an unused net operating loss carryover approximating $47,000 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 5 – COMMON STOCK

At inception, Elray issued 1,500,000 shares of stock to its founding shareholder for $1,500 cash.

During the period ended March 31, 2007, Elray issued  3,500,000 shares of stock to its founding shareholder to settle debt of $ 3,500.

During the period ended March 31, 2007, Elray issued 2,643,750 shares of stock for $52,875 cash.

During the year ended March 31, 2008, Elray cancelled 2,000,000 shares of stock issued to its founding shareholder.

During the year ended March 31, 2008, the Company declared a stock split effected in the form of a dividend of an additional nine shares of common stock of the Company for each share previously owned.  The stock split effected in the form of a dividend of 50,793,750 shares was recorded at par value as a charge to paid-in-capital.

NOTE 6 – COMMITMENTS

Elray neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in additional business activities in the future.

A shareholder of the Company has provided  a shareholder loan facility up to $ 70,000.  The loan facility bears interest at 5% per annum and would be required to be repaid on demand after June 30, 2008.  As at March 31, 2008, the amount outstanding under the shareholder loan facility was $ nil.

NOTE 7 – SUBSEQUENT EVENTS

On May 31, 2008 Elray entered into a share exchange agreement (the “Share Exchange Agreement”) with Angkor Wat Minerals Ltd. (“Angkor Wat”), a Cambodian company, whereby Elray has agreed to purchase all the issued and outstanding equity securities of Angkor Wat. The terms and conditions of the Share Exchange Agreement that are material to Elray are as follows:

1.

Provided all shareholders of Angkor Wat tender their Angkor Wat shares upon closing, Elray will issue 30,000,000 shares of the common stock of Elray to the shareholders of Angkor Wat;

2.

In connection with and as a condition to the closing of the transaction, the sole director and executive officer of Elray will return to treasury for cancellation 30,000,000 shares of the common stock of Elray;

3.

The closing date of the transaction is July 15, 2008; and

4.

Upon the closing of the transaction, the existing board of directors and executive officers of Elray will retire in favour of nominees of Angkor Wat.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal year ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Shaun D. Langford	40	President, Secretary, Treasurer, and Director

Mr. Langford’s current term as a director of the Company commenced on December 13, 2006 and runs until the next annual meeting of the stockholders, unless earlier terminated.

Biographical Information

From January 1997 to December 2004, Mr. Langford was employed as sales and marketing manager with Seniors Tours Canada. From January 2005 to January 2006, Mr. Langford was employed as marketing manager with Adventures Abroad. Both Seniors Tours Canada and Adventures Abroad are small group tour agencies. From May, 2006 to the present, Mr. Langford has been co-owner/operator of a company that develops, owns and renovates residential real estate in and around Vancouver, British Columbia, Canada.

Mr. Langford has a degree in marketing from Sir Sanford Fleming College in Peterborough, Ontario, Canada.

Mr. Langford provides his services on a part-time basis as required for our business. Mr. Langford presently commits approximately 25% of his business time to our business. Mr. Langford donates his management services to us free of charge.

Mr. Langford does not have formal training as a geologist and very limited training on the technical and managerial aspects of managing a mineral exploration company. His prior managerial positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Significant Employees and Consultants

We have no significant employees other than Mr. Langford who is our sole director and officer. Mr. Langford is currently devoting 15 hours per week or 25% of his business time to Company affairs.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place.

Mr. Langford is serving as the principal accounting officer of the Company. Mr. Langford has considerable practical working experience with the production and analysis of financial statements as a result of his past and current business activities.

Conflicts of Interest

Though Mr. Langford does not work with mineral exploration companies other than ours, he may in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Langford.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Langford acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Langford is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

We presently do not pay our directors or executive officers any salary or consulting fees and do not anticipate paying them any compensation during the next 12 months in their capacities as directors and officers.

There are no family relationships among directors or executive officers of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended March 31, 2007 and for the fiscal year ended March 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Shaun D. Langford President & Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Shaun D. Langford during the period from our inception on December 13, 2006 through the fiscal period ending March 31, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and Shaun D. Langford.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of the Company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of the Company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)

Common Stock	Shaun D. Langford 2678 Point Grey Rd. Vancouver, British Columbia Canada V6K 1A5	Director, 5% Shareholder, President, Secretary and Treasurer	30,000,000	53.13%
Common Stock	All directors and executive officers as a group (one individual)		30,000,000	53.13%

(1)

The percent ownership of class is based on 56,437,500 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or executive officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons

•

Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company.

On January 15, 2007, Shaun D. Langford, our president, secretary, treasurer and sole director, agreed to loan up to $70,000 to the Company on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2008.

Promoters and control persons

The promoter of the Company is Shaun D. Langford.

On December 23, 2006, the Company acquired a mineral claim from Mr. Langford. The cost of the claim and related geologist’s report charged by the Company to operations was $3,500, which represented the cost of the claim and report incurred by Mr. Langford for and on behalf of the Company. In consideration of Mr. Langford’s expense, the Company issued to Mr. Langford 3,500,000 shares of our common stock at a price of $0.001 per share.

Except for the transactions with Mr. Langford noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd. LLP, current auditors for the Company, for the fiscal year ended March 31, 2008 and the period from inception to March 31, 2007:

	Fiscal year ended March 31, 2008	Period from inception to March 31, 2007
Audit Fees	$ 10,500.00	$ 5,250.00
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees		-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-9, and are included as part of this report:

Financial Statements of the Company for the fiscal year ended March 31, 2008:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation of Elray Resources, Inc.*

3.2

Bylaws of Elray Resources, Inc.*

14.1

Code of Ethics

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Shaun D. Langford

Shaun D. Langford

President, Secretary, Treasurer and Director

June 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Shaun D. Langford

Shaun D. Langford

President, Secretary, Treasurer and Director

June 17, 2008