Form 10-Q
period 2008-06-30
ELRAY RESOURCES, INC.
filed 2008-08-13
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,437,500 shares of common stock issued and outstanding as of August 5, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

ASSETS	June 30, 2008	March 31, 2008
	(unaudited)	(audited)
Current assets
Cash	$ 4,160	$ 10,793
Total current assets	4,160	10,793

Total assets	$ 4,160	$ 10,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 2,465	$ -
Total current liabilities	2,465	-

Total liabilities	2,465	-

Stockholders’ equity
Common stock, $.001 par value, 75,000,000 shares authorized 56,437,500 shares issued and outstanding	56,438	56,438
Additional paid in capital	1,437	1,437
Deficit accumulated during the exploration stage	(56,180)	(47,082)
Total stockholders’ equity	1,695	10,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,160	$ 10,793

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

STATEMENTS OF OPERATIONS

(AN EXPLORATION STAGE COMPANY)

For the three months ended June 30, 2008 and 2007 and

for the period from December 13, 2006 (Inception) through June 30, 2008

(unaudited)

	Three months ended June 30,	Three months ended June 30,	Inception through June 30,
	2008	2007	2008

General and administrative expenses:
Professional fees	$ 7,724	$ 5,250	$ 36,057
Impairment	-	-	3,500
Exploration	-	-	6,900
Other	1,374	3,644	9,723
Total general and administrative expenses	9,098	8,894	56,180

Net loss	$ (9,098)	$ (8,894)	$ (56,180)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	56,437,500	68,793,750

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the three months ended June 30, 2008 and 2007 and

for the period from December 13, 2006 (Inception) through June 30, 2008

(unaudited)

	Three months ended June 30,	Three months ended June 30,	Inception through June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (9,098)	$ (8,894)	$ (56,180)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment	-	-	3,500
Change in non-cash operating working capital item related to operations:
Accounts payable	2,465	61	2,465
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,633)	(8,833)	(50,215)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from sale of common stock	-	-	54,375
CASH FLOWS FROM FINANCING ACTIVITY	-	-	54,375

NET INCREASE (DECREASE) IN CASH	(6,663)	(8,833)	4,160
Cash, beginning of period	10,793	47,686	-
Cash, end of period	$ 4,160	$ 38,853	$ 4,160

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTIONS
Issue of common stock in settlement of debt	$ -	$ -	$ 3,500
Issue of debt for mining interest and report	$ -	$ -	$ 3,500
Stock dividend	$ -	$ -	$ 50,794

See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Elray Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended March 31, 2008 as reported in Annual Report on Form 10K, have been omitted.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $56,180 as of June 30, 2008.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - MINERAL PROPERTY

During the period ended March 31, 2007, the Company acquired a 100% interest in a mining claim, as well as a technical mining report on the property, in the Osoyoos mining district of British Columbia, Canada for consideration of $3,500.  The consideration was paid by the director of the Company and the debt was subsequently settled for shares.  The property is being held in trust for the Company by a third party.

As there are no proven mineral reserves on the property, Elray has recorded an impairment of $3,500 related to the cost of property and report acquisition.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 4 – SHARE EXCHANGE AGREEMENT

On May 31, 2008, Elray entered into a share exchange agreement (the “Share Exchange Agreement”) with Angkor Wat Minerals Ltd. (“Angkor Wat”), a Cambodian company, whereby Elray has agreed to purchase all the issued and outstanding equity securities of Angkor Wat. The terms and conditions of the Share Exchange Agreement that are material to Elray are as follows:

1)

Provided that all shareholders of Angkor Wat tender their Angkor Wat shares upon the closing, Elray will issue 30,000,000 shares of the common stock of Elray to the shareholders of Angkor Wat;

2)

In connection with and as a condition of closing, the sole director and executive officer of Elray will return to treasury 30,000,000 shares of the common stock of Elray; and

3)

Upon closing of the transaction, the existing board of directors and executive officers of Elray will resign in favour of nominees of Angkor Wat.

The parties to the Share Exchange Agreement have extended the original closing date of July 15, 2008 to August 12, 2008.

NOTE 5 – COMMITMENTS

Elray neither owns nor leases any real or personal property. An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $70,000.  The loan facility bears interest at 5% per annum and would be required to be repaid on demand after June 30, 2008.  As at June 30, 2008, the amount outstanding under the shareholder loan facility was $ nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Plan of Operation

Our plan of operations is to carry out exploration of the Angkor Wat mineral claims, once the reverse merger transaction described in note 4 to the financial statements closes.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In his geological report, Mr. McLeod recommends a three phase process of exploration.

We have completed Phase One explorations. Based on our decision to enter into the reverse merger transaction described in note 4 to the financial statements, we do not plan to proceed with any further exploration activities on the DL Claim in the near term. Upon the closing of the reverse merger transaction, our future business plans will be as described in the Current Report on Form 8-K filed with the SEC in connection with the reverse merger transaction and related items.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended June 30, 2008 and June 30, 2007, professional fees were $7,724 and $5,250 and other expenses were $1,374 and $3,644 respectively.

Net Loss

We incurred net losses from operations of $9,098 and $8,894 for the three months ended June 30, 2008 and June 30, 2007 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2008 consisted of $4,160 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $ nil as of June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Shaun D. Langford

Shaun D. Langford

President, Secretary, Treasurer and Director

Dated: August 11, 2008