Form 10-Q
period 2008-09-30
ELRAY RESOURCES, INC.
filed 2008-11-19
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

x QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File # 333-143640

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

#15, 291 Street, Sangkat Boeng Kok 1, Tourl Kok District, Phnom Pehn, Cambodia

(Address of principal executive offices)

01161407313942

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [√ ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,437,500 shares of common stock issued and outstanding as of November 17, 2008.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data and loss per share
ASSETS	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash	$ 3	$ 37
Total current assets	3	37
Property and equipment, net	124	144
Mineral properties	206	200
Other assets	22	26
Total assets	$ 355	$ 407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ -	$ -
Loan from shareholder	90	-
Total current liabilities	90	-
Total liabilities	90	-

Stockholders’ Equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,437,500 and 30,000,000 shares issued and outstanding, respectively	56	30
Additional paid in capital	842	824
Deficit accumulated during the exploration stage	(634)	(447)
Total stockholders’ equity	265	407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 355	$ 407
See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months and nine months ended September 30, 2008 and 2007

For the period from June 26, 2006 (Inception) through September 30, 2008

$  in thousands except for share data and loss per share

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Inception through September 30, 2008
Expenses:
General and administrative	$ 16	$ 3	$ 31	$ 11	$ 459
Depreciation	7	3	21	11	40
Exploration	53	41	135	124	135
Total expenses	76	47	187	146	634

Net loss	$ (76)	$ (47)	$ (187)	$ (146)	$ (634)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	44,081,000	30,000,000	34,728,000	30,000,000
See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

For the period from June 26, 2006 (Inception) through September 30, 2008

$  in thousands except for share data and loss per share

(Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Inception through September 30 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (187)	$ (146)	$ (634)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	21	11	40
CASH FLOWS USED IN OPERATING ACTIVITIES	(166)	(135)	(594)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(6)	-	(206)
Purchase of property and equipment	(2)	(165)	(165)
Change in other assets	4	(20)	(22)
Cash acquired from share exchange transaction	2	-	2
CASH FLOWS FROM INVESTING ACTIVITIES	(2)	(185)	(391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder	90	-	90
Contributed capital	44	376	893
CASH FLOWS FROM FINANCING ACTIVITIES	134	376	988

NET INCREASE (DECREASE) IN CASH	(34)	56	3
Cash, beginning of period	37	20	-
Cash, end of period	$ 3	$ 76	$ 3

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
See accompanying summary of accounting policies and notes to financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Elray Resources, Inc. (“Elray” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K filed on June 18, 2008 and current report on Form 8-K filed on August 19, 2008.

As further described in Note 4, the Company closed a share exchange transaction effective August 12, 2008 with the shareholders of Angkor Wat Minerals, Ltd. (“Angkor Wat”). This share exchange transaction constituted a reverse merger and a recapitalization of Elray.  In conjunction with this reverse merger, the historical accounts of Angkor Wat become the historical accounts of Elray for accounting purposes and, in conjunction therewith, Elray changed its fiscal year-end to December 31 to coincide with the historical year-end of Angkor Wat.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2007, as reported in the Company’s current report on Form 8-K, have been omitted.

NOTE 2 - GOING CONCERN

Elray’s financial statements include the accounts of the Company’s wholly owned subsidiary Angkor Wat Minerals Ltd. (“Angkor Wat”) which was incorporated in Cambodia on June 26, 2006 (date of inception).  All intercompany balances have been eliminated. Elray has recurring losses and has a deficit accumulated during the exploration stage of $634,000 as of September 30, 2008.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – OTHER ASSETS

Elray has $20,000 on deposit with the Cambodian Mekong Bank Public Limited against which the bank issued bank guarantees to the Cambodian Ministry of Industry, Mines and Energy totaling $20,000.

The Company has no access to the $20,000 on deposit until such time as any claims against the guarantees are satisfied, with the guarantee becoming null and void and returned to the bank for cancellation.

NOTE 4 – COMMON STOCK

In a share exchange transaction that closed on August 12, 2008, Elray acquired all the issued and outstanding shares of Angkor Wat in exchange for 30,000,000 common shares of Elray. The Company treated the purchase of Angkor Wat as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance rather than business combinations.  Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of Elray, accompanied by a recapitalization.  Accordingly the reverse acquisition as been accounted for as a recapitalization.

For accounting purposes, Angkor Wat is considered the acquirer in the reverse acquisition.  The historical financial statements are those of Angkor Wat consolidated with the parent, Elray Resources, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

NOTE 5 – COMMITMENTS

Elray leases real property for the its head office on a month to month basis.  Rental expense included in general and administrative expenses for the nine month period ended September 30, 2008 was $12,300.

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

Overview

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006. Its wholly owned subsidiary, Angkor Wat Minerals Ltd. as incorporated in Cambodia on June 26, 2006.

We are in the business of precious minerals exploration.

We currently own a 100% interest in three mining claims located in Cambodia and described as follows:

•

the Senator Project;

•

the Angkor Wat (or Rom Dey Vein) Project; and

•

the Porphyry Creek Project.

Plan of Operation

We plan to immediately raise $5,000,000, of which $4,000,000 will be applied towards exploration on all projects to delineate gold, copper and base metal resources. The remaining $1,000,000 will be used as working capital and for additional tenement acquisitions within Cambodia and other areas of high opportunity as identified by our independent consultants.

Our 24 months staged Exploration and Drilling Works program (the “Works Program”) is designed to prove up the reported reserves estimates of gold and other precious metals. We plan to start the Works Program in or around December, 2008, to advance as a priority three projects, Senator, Angkor Wat and Porphyry Creek by completing exploration drilling, preliminary metallurgical test work and scoping studies with the aim of commencing resource definition drilling at the start of Year 3 in December, 2010. Running in parallel on the projects will be completions on data compilation, geological mapping, surface geological sampling and geological surveys to define drill targets.

We have allowed for all exploration staff costs in the various cost categories of the Works Program and have included a 10% contingency on all project budgets to allow for cost over-runs on equipment maintenance, logistical problems due to inclement weather and for replacement of exploration staff if required.

The Works Program is divided into two stages, as follows:

Stage 1 (December 2008 to April 2009) will include:

•

data compilation

•

surface and underground geological mapping

•

surface and underground geochemical sampling

•

geophysics

•

definition of drill targets

Stage 2 (May 2009 to September 2010) will include:

•

exploration drilling

•

preliminary metallurgical test work

•

scoping studies

The Senator and Angkor Wat gold deposits represent immediate drill targets. Geological mapping and surface geochemical sampling including soil sampling and trenching along the known strike length of both vein systems will be completed prior to drilling, in order to optimize drill hole locations. A program of bulk sampling of the eluvial gold deposits to test the thickness and grade of the eluvium will also be completed.

Completion of Stage 1 (all components) and the Stage 2 (drilling component) of the exploration program at the Senator lands is planned for the period December 2008 through April 2009 utilizing the dry season. The Stage 2 (metallurgical testwork and scoping study) will be completed during the period May to September 2009. We have planned for a combined total of 3,000m of exploration drilling to test the two deposits. Drilling will be a combination of diamond core drilling and reverse circulation percussion drilling.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Our consulting geologists have recommended a 24 month process of exploration for each of the Cambodian claims. We have not yet commenced the initial phase of exploration on any of our properties.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of the preceding phase. Management will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on our sites in Cambodia in order to ascertain whether they possess economic quantities of precious metals. Our Cambodian properties and the Mexican property under option are without known reserves. There can be no assurances that economic mineral deposits exist on any of our properties until appropriate exploration work is completed. Even if we complete our proposed exploration programs and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have commercially viable mineral deposits.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended September 30, 2008 and September 30, 2007, general and administrative expenses were $16,000 and $3,000 and exploration expenses were $53,000 and $41,000 respectively.

Net Loss

We incurred net losses from operations of $76,000 and $47,000 for the three months ended September 30, 2008 and September 30, 2007 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2008 consisted of $3,000 in cash and cash equivalents.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter, except for the issuance of 30,000,000 shares of the common stock of Elray to the shareholders of Angkor Wat in the share exchange transaction which closed August 12, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K, except for the reverse take over of Angkor Wat which was reported on in a current report on Form 8-K filed with the SEC on August 19, 2008.

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

ELRAY RESOURCES, INC.

/s/  Barry J. Lucas

Barry J. Lucas

President (Principal Executive Officer)

/s/Michael J. Malbourne

Michael J. Malbourne
Treasurer (Principal Financial Officer)

November 18, 2008