Form 10-K
period 2008-12-31
ELRAY RESOURCES, INC.
filed 2009-03-31
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File # 333-143640

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

#15, 291 Street, Sangkat Boeng Kok 1, Tourl Kok District, Phnom Penh

Cambodia

(Address of principal offices)

01161407313942

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None

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

Smaller reporting company [ ✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [√ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $6,609,375.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,437,500 shares of common stock issued and outstanding as of March 30, 2009.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

20

Item 1B.

Unresolved Staff Comments

20

Item 2.

Properties

20

Item 3.

Legal Proceedings

20

Item 4.

Submission of Matters to a Vote of Security Holders

20

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.  20

Item 6.

Selected Financial Data.

21

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.  21

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

23

Item 8.

Financial Statements and Supplementary Data.

24

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  25

Item 9A.

Controls and Procedures.

25

Item 9B.

Other Information.

26

Item 10.

Directors, Executive Officers and Corporate Governance.

26

Item 11.

Executive Compensation.

28

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  29

Item 13.

Certain Relationships and Related Transactions, and Director  Independence.

30

Item 14.

Principal Accounting Fees and Services.

31

Item 15.

Exhibits, Financial Statement Schedules.

31

SIGNATURES

33

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

In General

Elray Resource, Inc. (the “Company” or “we”) was incorporated in Nevada on December 13, 2006. Angkor Wat Minerals Ltd. (“Angkor Wat”), the wholly owned subsidiary of the Company, was incorporated in Cambodia on June 26, 2006. We are an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

We currently own a 100% interest in three mining claims located in Cambodia and a 50% interest in a Joint Venture in Indonesia, described as follows:

•

the Senator Cambodia Project;

•

the Rom Dey Vein Cambodia Project;

•

the Porphyry Creek Cambodia Project; and

•

Zircon Sands/Gold Indonesia Project 50% Joint Venture.

Formal notice was given to the owners of the Analhi property and mining concessions in Mexico that we would not be exercising our rights under the 120 day purchase option agreement which expired on December 14, 2008.

On October 6, 2008 we acquired a 50% interest in a gold and zircon sands mining project in Central Kalimantan, Indonesia. The joint venture partner, PT. Indo Imperial Resources Jakarta, has been successfully operating the project on a small scale for the last two years, and is teaming up with the Company to provide the resources and technical expertise required to take production to the next level due to customer demands.

Data available from the project demonstrates that the zircon is of a high quality. Average grades for all recent samples are as follows:

Moisture	ZrO2	ZrO2 + HfO2
0.03	52.8	54.0
	52.8	54.0
	52.8	54.0
Average	52.8	54.0

A technical review and assessment was conducted by A(Tony) J.McDougall Bsc, Msc (hons), MAusIMM – Independent Consulting Geologist for Earth Worx Geological Services, during

January 2009. As a result, we plan to conduct a comprehensive exploration program and independent feasibility study on the project. This will largely comprise drilling/test pitting programs, trace element analysis, metallurgical testing for plant specification and design, and financial modeling. By-product opportunities, including gold, illmenite and rutile will be investigated.

About Our Mineral Claims

In April, 2007, the Company commissioned mining industry consultants Behre Dolbear Australia Pty Ltd (“BDA”) to prepare a Technical Report on its exploration projects in Cambodia in compliance with the requirements of Canadian National Instrument 43-101, Standard of Disclosure for Mineral Projects. The resulting Technical Report dated May 25, 2007 describes the essential features of the Company’s exploration projects in Cambodia and the exploration programs recommended to evaluate the projects. The report reviews the areas of geology, exploration and notes the tenement, title and legal status of the projects.

The principal consultants engaged in the review on behalf of BDA were:

•

George Brech (MSc, MAustIMM), a senior Associate of BDA and a geologist with over 35 years experience in exploration and mining projects in Australia, Southeast Asia and Africa. He has extensive experience in the areas of resource/reserve estimation, project feasibility and development, exploration and mine geology. For the past 15 years, Mr. Brech has been involved with exploration, mining project evaluation and feasibility studies in Southeast Asia and Australia.

•

Malcolm Hancock (BA, MA, FAustIMM, FGS, MIMM, MGSA, MMICA) is Executive Director of BDA and a geologist with more than 35 years experience in exploration and mining projects, principally in Australia, Africa and Southeast Asia. He has extensive experience in the areas of resource/reserve estimation, reconciliation, project feasibility and review, independent expert and due diligence report, mine geology and mining operations. He has been involved in the feasibility, construction and commissioning of several mining operations. He has worked on both open pit and underground mines.

BDA’s parent company, Behre Dolbear & Company Inc., was founded in 1911 and is the oldest continually operating mineral industry consulting firm in the world. The firm specializes in mineral evaluations, due diligence assessments, independent expert reports and strategic planning, as well as technical geological, mining and process consulting.

None of BDA, Mr. Brech or Mr. Hancock have any family or other relationship with the Company, its executive officers or directors.

Neither the principals nor associates of BDA have any material interest or entitlement in the securities or assets of the Company. BDA was paid a fee for the Technical Report comprising its normal professional rates and reimbursement of expenses. The fee was not contingent on the conclusions contained in the Technical Report.

Further to their review, BDA made the following general recommendations:

•

The Company recruit a highly experienced senior geologist with both exploration and resource definition experience to manage the exploration program and negate potential logistical and cost problems that could ensue from running geographically widely spread, logistically difficult, and time constrained exploration programs.

•

The Company consider giving priority to the evaluation of the Senator and Rom Dey Vein projects which have known gold mineralization and to move immediately to commence drilling the grassroots copper and gold project of the Porphyry Creek project currently planned for Year 2 of the Company’s exploration and drilling program.

In a report dated December 12, 2008, geologist A.J.McDougall Bsc, Msc (hons), MAusIMM of Earth Worx Geological Services reported on the Porphyry Creek Test Pitting Program conducted from December 2 through December 9, 2008. The program involved the completion of 2 exploration trenches. Trench 1 was cut on a line perpendicular to Porphyry Creek, and commenced in the area where mineralized outcrop has been observed in the past, and around the bed of Porphyry Creek. Trench 2 was located immediately adjacent to the area known as “the French Pit”.

In a report dated February 2, 2009 Mr. McDougall reported on the Company’s 50% Joint Venture Zircon Sands/Gold Indonesia Project. The zircon and gold are hosted in alluvial quartz sand and gravel deposits that appear to cover most of the 9,000 ha (“hectares”) concession area. Both the gold and zircon should be amenable to recovery by gravity separation method.

A.J.McDougall graduated from Canterbury University (NZ) with a BSc in 1991 and a MSc honours degree (Geology) in 1994. He has had a strong and proven background in the mining industry with more than 15 years experience. His specialist areas include gold, silver, copper, coal and mineral sands exploration; resource assessment, modeling and estimation; structural, coal and gold geology. He is an independent geologist with Earth Worx Geological Services.

Neither A.J.McDougall nor Earth Worx Geological Services have any material interest or entitlement in the securities or assets of the Company. McDougall and Earth Worx were paid fees for the Technical Reports and Assessments struck at normal professional rates and reimbursement of expenses. The fees paid were not contingent on the conclusions contained in the Technical Reports.

A.J.McDougall has no family or other relationship with our executive officers and/or directors.

Mineral Exploration Licences in Cambodia

The Company is registered with the Cambodian Ministry of Industry, Mines and Energy (“MIME”) to conduct exploration and mining activities in Cambodia. The Company is also licensed to conduct exploration activities on each of its Cambodian properties.

Mineral Exploration Licenses in Cambodia are normally granted for initial periods of two years, renewable twice for additional two year periods, providing for a total exploration period of  six years. At the end of the six year exploration period, a license holder can apply to MIME for an extension to carry out feasibility studies on any potential mining project located within the license area. Land rental costs for exploration licenses are $20 per sq km for the first two years, rising to $30 for years 3 and 4 and $40 for years 5 and 6. Relinquishment of 30% of the license area is required at the end of Year 2, however the Company may decide on which 30% may be relinquished.

On completion of a feasibility study, the license holder can apply to the Council for the Development of Cambodia (“CDC”) for an Industrial Mining License (“IML”) which can be granted for a period of up to 30 years. Mineral royalties, tax rates and other conditions relating to a mining operation in Cambodia are normally negotiated with the Government at the time of the application for an IML.

All mineral exploration licences for Cambodian projects have been renewed where appropriate and are in good standing.

Company Projects

Senator Project

This Senator Project is located in the north of Cambodia, approximately 260 kms from the capital city of Phnom Penh, in an area with a history of small-scale gold mining and is considered to have potential for hosting eluvial and hard rock open pittable and underground gold resources.

The Company was granted a mineral exploration license for gold and other metallic minerals over the Senator lands on February 27, 2007. The license area is 7.5 sq kms (750 hectares). The Company holds 100% of the license.

Management considers the Senator Project to be a very promising exploration target. From 1963 through 1965,The Bureau de Recherches Geologiques et Miniere “BRGM”) mapped and reported on the Senator lands. Amongst other things, BRGM reported on significant underground workings and produced map references and reconnaissance geological surveys. From pits and trenches, BRGM reported average grades of 31 grams per tonne of gold. This project has a reported 105 meters long adit following an average 1.5 meter wide multi-metallic massive sulfide vein with recoverable free gold. The initial target is a multi metallic quartz vein system up to 1.5 meters width. Small, local miners are working a saprolitized (i.e.weathered ) quartz vein with high-grade gold content four kilometers ESE of the historical workings on the property which supports the potential for additional styles and occurrences of mineralization on the project grounds.

Geology

Geologists’ road trip (Nick Tate, Geomap, April, 2007 and George Brech, BDA, April, 2007) observed low lying alluvial covered area northward from Kompong Thom. Traveling along Highway 6, 60 km north of Kompong Thom, the road rises upwards onto the outcropping area in the Siem Reap-Stung Treng Volcano-Sedimentary Fold Belt geological province. As the road makes a quick rise near the Senator Project area, much of the surface float rock appears to be intrusive rocks possibly granodioritic. Extensive areas of outcrop and float boulders from weathered near surface sub-cropping suggest that there is a series of exposed intrusive rocks along the road for at least approximately 30 km. This demonstrates an area of extensive intrusive activity and it is dated as a late staged event that would allow alteration of the surrounding country rocks. This environment is favorable for various styles of mineralization and always is an attractive target for regional exploration activity. The area is known to host a number of base metal and gold occurrences as published on various mineral resource maps of Cambodia.

Sampling

The Company carried out reconnaissance sampling in the project area, consisting of float and rock chip samples and grab samples from pits and mullock dumps. Samples were sent as whole rock samples direct to ALS Chemex laboratories in Canada by airfreight from Cambodia, for geochemical analyses. ALS Chemex, is a leading provider of assaying and analytical testing services for mining and mineral exploration companies. Specializing in the analysis of a variety of sample types (soil, sediment, rock cuttings, core), ALS Chemex offers a comprehensive range of packages designed to suit the needs of the industry. ALS Chemex carried out sample preparation at the laboratory including crushing and pulverizing of samples to prepare assay pulps.

Grab samples of mullock dump material at the Senator deposit returned values ranging from 3.6 g/t to 44.0 g/t gold. A series of old, small Chilean mills combined with a short sluice box produced very high concentrations of metals in a working concentrate and the actual small tailings. These included up to 298 g/t and 28 g/t gold, 955 g/t silver, 6% copper, 29% lead and 14% zinc.

Management considers the ALS Chemex sample results as very positive and demonstrative of a high level of mineralization potential on the Senator Project lands.

Work completed to date

We have not completed any work on the Senator Project land.

Current state of exploration and/or development

Management intends to commence a comprehensive works program in April 2009.

Plant and equipment

There is no equipment or electricity on the Senator Project property. Electrical power required to conduct exploration activities is provided by gas and diesel generators that we have on site.

Accommodation quarters, office and structures housing the crushing mill operations are in existence and used.

Adequate water supplies for the exploration camp and drilling equipment is readily available.

Observations

Six samples were obtained from the property to get a feeling on the style and upper values of mineralization from the formal working area. These samples identified float dump material with values up to 44 g/t gold, 9 g/t silver, 2670 ppm lead and 1115 ppm zinc. Samples from the tailings from a small Chilean mill and sluice recovery system presented results of 28 g/t gold in the tailings. A possible concentrate material (hand panned) was sampled and it returned 298 g/t gold.

Another artesian working area, located 1.5 km southeastward from the formal site presented a different view of mineralization and setting. A strongly weathered quartz vein (saprolite) was being mined by hand and a select grab sample returned no gold but 978 g/t silver and very high base metal values of 29% lead, 14.3% zinc and 6.05% copper.

The significance of the Senator Project is represented by identified high grade metal system and the impact on the regional picture for mineralization potential. BDA and field geologists feel that the Senator Project mineralization could be related to some intrusive event that could in itself host a porphyry style of mineralization.

•

The licenses in the Rovieng area (Senator, Angkor Wat & Porphyry Creek) cover host rocks that probably represent the lower (Triassic) parts of the Khorat Basin.

•

All of the mineralization reviewed to date appears to be closely associated with the Jurassic intrusives that cut through the basement and lower units of the Khorat Basin. In most cases these intrusives are quartz diorites and granodiorites.

•

Most of the mineralization reviewed to date appears to be intrusive- related vein-style deposits, but the geological environment suggests the potential for larger stockwork, brecca pipe and replacement styles.

•

The intrusives have consistent fine grainsize, but rare porphyry textures indicating a shallow plutonic environment of intrusion. This appears to be an ideal crustal level for the development of Intrusion Related Gold (IRG) deposits.

•

The Phnum Lung deposit in the Senator Project lands is probably an intrusive related vein system. The historical workings indicate it is of sufficient size and may have potential for down dip and strike extensions that could be explored by drilling. Alluvial workings and various historical reports suggest that there may be other similar veins in the vicinity that have not been explored or developed. Abundant tourmaline alterations in the surrounding granite suggests the possibility for Sn-W mineralization.

Physiography

The project area is located in cleared rain forest which consists of a patchwork forest varying from sparse to dense cover surrounded by open areas of grass and low bush. The surrounding countryside of the project area is inhabited by local villagers working in rice paddy fields and growing other crops in small plantations.

Exploration and Drilling

The Senator Project vein represents an immediate drill target to test areas along the strike and down dip of the existing workings. Management believes that the central section in the vicinity of the granite contact should be the highest priority target. Holes should be drilled from the north side of the vein to the south. The hematite in the ore is usually magnetic and should provide a good guide to ore via the use of surface magnetic surveys. A trenching program would be advisable over the main vein to resolve the dip direction prior to drill planning. A geological mapping and soil program over the remainder of the license would be the best approach for searching for additional veins (particularly the second vein reported by a Delcom report in 2005) and strike extensions of the main vein. Soil lines should be oriented N-S with the 50m sample spacing and 200m line spacing. Exploration drilling of 3,000m is planned with a combination of diamond core drilling and reverse circulation  percussion drilling.

Management believes that in all of the areas Airborne EM methods would be a fast and effective way to search for the sulphide rich akarns  and to detect large sulphide rich veins or breccias.

Airborne magnetic surveys would quickly identify magnetic skarns and intrusives that are driving the hydrothermal systems.

Upon receipt of sufficient funding, the Company plans to immediately conduct bulk sample testing of the eluvial deposits surrounding the Senator Project site using gravity circuit equipment

Previous operations

The Senator area has a history of small scale gold mining. From the 1950’s to the 1970’s it was worked discontinuously by artisanal miners. In the 1970’s, French mining exploration concerns mapped and reported on the underground workings, shafts and tunnel locations on the Senator Project lands.

Delcom Cambodia Pte Limited (“Delcom”), a Malaysian company, was issued an exploration license over the Senator Project area in 1994, but the license lapsed in 2005. Delcom (reports held by the MIME) carried out exploration of the Senator Project deposit over a number of years. Explorations included development of three shafts and a number of open cut workings over a strike length of 280m. Shafts extend to a depth of approximately 130m and drives were developed on two levels at a depth of 40m and 100m. Delcom treated gold-bearing ore but no production statistics are available.

Delcom reported to MIME that the sulphide-rich mineralization at the Senator deposit contained high gold grades up to 100g/t of gold and that the quartz-rich ore contained up to 10g/t gold.

Rom Dey Vein Project.

The Rom Dey Vein Project lands are located immediately adjacent to and southeast of the Senator Project lands.

The Company was granted a mineral exploration license for gold and other metallic minerals over the Rom Dey Vein lands on February 27, 2007. The license area is 54 sq kms (5,400 hectares). The Company holds 100% of the license.

Workings

The main historical working in the area is the Rom Dey vein. Field inspections located another collapsed shaft with a large set of mullock dumps within reasonable proximity of the Rom Dey vein. Locals working at this shaft reported that it had originally been worked by the French. It seems likely that this is the site of the original Rom Dey vein.

Several associated workings indicate the Rom Dey shaft targeted a vein that strikes NNW for a distance of approximately 50m and dips sharply East. No significant vein material could be located on the dumps, but some small fractures in the wall rocks contained traces of quartz, calcite, chalcopyrite and tourmaline. The host rock is a fine grained quartz diorite with an unusual pink-colored (American spelling) albite-chlorite alteration assemblage. Some rocks on the dump have patches of strong sericite alteration. It seems likely that this is a similar style of mineralization to the Senator Project vein.

A more recent slot working approximately 80m to the east follows another narrow vein that strikes NW for about 50m then dips almost vertical. All of the area around these shafts is covered with small colluvial workings in laterite. The laterite is approximately 1m thick and rests on weathered quartz diorite.

Another site with active local workings was located during field inspections of the Rom Dey Vein site at 496800m East. The workings consist of a line of shafts striking WNW over a distance of approximately 75m. The shafts are vertical to about 10m deep in strongly weathered quartz diorite. Again, the shafts are surrounded by a large area of small workings in lateritised colluviums. Ore from the shafts appear to be weathered quartz diorite with minor vein quartz material. Several float rocks of gossan after sulphide vein were observed at surface. One float rock of massive magnetite (Skarn) was located near the shafts.

Geology

The Rom Dey Vein Project land contains several large areas of colluvial gold workings and it is clear from the distribution of the workings that the source has not yet been identified. Considering the geological environment and the known mineralization in the area, it seems likely that the source is a number of veins or stockwork zones similar to the those found on the Senator Project lands (i.e. intrusive related polymetallic style). The geology can be best summarized as follows:

•

The licenses in the Rovieng area (Senator, Rom Dey Vein & Porphyry Creek) cover host rocks that probably represent the lower (Triassic) parts of the Khorat Basin.

•

All of the mineralization reviewed to date appears to be closely associated with Jurassic intrusives that cut through the basement and lower units of the Khorat Basin. In most cases these intrusives are quartz diorites and granodiorites.

•

Most of the mineralization observed to date appears to be intrusive related veins style deposits, but the geological environment suggests potential for larger stockwork, breccia pipe and replacement styles. There is some potential in the Porphyry Creek license for a porphyry type mineralization system.

•

The intrusives have consistent fine grainsize, but rare porphyry textures indicating a shallow plutonic environment of intrusion. This is an ideal crustal level for the development of Intrusion Related Gold (IRG) deposits.

•

The Jurassic intrusive suite in Cambodia is similar to classical IRG related suites. Classical IRG suites are generally transitional 1 type-A type and have some granite associated Sn W mineralization.

Sampling

Grab samples collected from the Rom Dey deposit by the Company and analyzed by ALS Chemex laboratories in Canada returned values ranging from 0.1 g/t to 71.9 g/t gold. Delcom reported that the eluvial deposits cover an area of 15 square kms or 1500 hectares. Data on the thickness and grade was not available.

Work completed to date

We have not completed any work on the Rom Dey Vein Project lands.

Current state of exploration and/or development

A comprehensive works program is planned to commence in April, 2009.

Plant and equipment

There is no equipment, infrastructure or electricity on the Rom Dey Project property other than a base camp. Electrical power required to conduct exploration activities will be provided by gas or diesel generators that we will bring on site.

Adequate water supplies for the exploration camp and drilling equipment is readily available.

Additionally, we have significant relationships with Australian and Vietnamese drilling contractors operating in Cambodia from whom we intend to lease the rigs to meet our drilling program targets.

Exploration

The most effective exploration technique in the Rom Dey vein lands is likely to be mapping of the colluvial working followed up with trenching to locate the source of the gold. A wide spaced soil sampling and geological mapping program would be an effective first step for exploration on the remainder of the property. Since the veins in this area are known to include some magnetic hematite and magnetite, BDA suggests that ground magnetic surveys are also likely to be an effective exploration tool.

In Senator and Rom Dey Vein project areas, management believes that the airborne EM method would be a fast and effective way to search for the sulphide rich skarns and may also detect large sulphide rich veins or breccias. Airborne magnetic surveys should quickly identify magnetic skarns and intrusives that are driving the hydrothermal systems.

The Rom Dey Vein gold deposits represent immediate drill targets. Management plans to obtain geological mapping and surface geochemical sampling including grid soil sampling and trenching along the known strike length of the veins systems prior to drilling in order to optimize drill hole locations. A program of bulk sampling of the eluvial gold deposits to test the thickness and grade of the eluvium is also planned. The planned exploration drilling will be a combination of diamond core drilling and reverse circulation (“RC”) percussion drilling to test the deposits.

Previous operations

The Rom Dey Vein area has a history of small scale mining similar to the Senator Project. Based on the Delcom findings and reports from local artisinal miners, Management believes the Rom Dey Vein lands have the potential for hosting alluvial and hard rock open pittable and underground gold resources.

The Rom Dey Vein gold deposit is located approximately 4 km from the Senator deposit and is currently being worked by local villagers.

The Bureau de Recherches Geologicaques et Miniere (“BRGM”) carried out reconnaissance geological survey of both the Senator and Rom Dey Vein deposits in 1963 and reported a yield of 3.0 kilograms of gold from 97 tonnes from pits and trenches equivalent to an average of 31 grams per tonne (“g/t Au”). The United Nations Economic and Social Commission for Asia and the Pacific (“ESCAP”) reported in its Minerals of Cambodia publication that BRGM carried out 500m of diamond core drilling at the Rom Dey deposit from 1963 to 1965. BRGM reported grades ranging from 7.1g/t to 20.4g/t gold.

Delcom and other local artisinal miners delineated eluvial gold-bearing deposits adjacent to the Senator deposit and also at the Rom Dey Vein gold deposits. Eluvial deposits in both areas have been exploited and tested by an extensive network of shallow pits, costeans and shafts. Local villagers are currently recovering gold at the Rom Dey deposit from eluvial deposits and from narrow veins in near-surface oxidized rock.

Porphyry Creek Project

This is a grass roots project located approximately 290 km north of Phnom Penh and 30km north of the Senator Project in an area considered to have potential to host a copper porphyry system with copper and gold mineralization, based upon reconnaissance geological mapping and sampling.

The Company was granted a mineral exploration license for gold and other metallic minerals over the Porphyry lands on January 29, 2007. The license area is 90 sq kms (9,000 hectares). The Company holds 100% of the license.

Geology

The Porphyry Creek Project is a multiple style mineralization project. BDA sampled and observed an interesting new style of mineralization for Cambodia on the SW edge of the ground that suggests there is a copper porphyry that underlies the project, either directly beneath the sampled outcrop or in a really close sense. A select sample of the chalcopyrite and malachite/azurite micro-veining appearing near vertical in fairly close spacing (10 to 15 veinlets of 0.5 to 1.0 mm thickness per meter) produced results up to 1% copper in the quartz rich granodiorite outcropping in the stream and banks of a small drainage. Management considers thisto be a very significant find.

The ground falls across 2 topographic and 2 geological map sheets with the south-western corner near the junction of the map sheets at 105 degrees and 13 degrees 30 minutes. The ground is variably hilly rising from about 60 meters to 190 meters elevation. It is crossed by a number of small streams with a major stream, the Stung Sen, which is approximately 5km to the East. There is limited population on the ground in the area and towards the northeast some villages are seen.

With the help of geological maps, known sites were plotted according to the geological settings with sampled projects. This showed the presence of mapped intrusives that could be centrally located or proximal enough to drive a hydrothermal system to create some of the observed metal occurrences. The intrusions have been mapped even showing segredation and possible complex emplacement late into a pre-existing mixed assemblage of rocks. The suggested structural setting is complex and extensive and the timing of the intrusives is similar to other porphyry deposits in Asia.

Nick Tate ( field Geologist) and George Brech BDA, have observed high grade metal veining systems in multiple sites. There is a hint of possible zonation of base and precious metals and styles that are similar to setting observed associated with porphyry deposits known to BDA in North America and sites recently studied in Mongolia.

Work completed to date

Exploratory trenching ( two major trenches) was conducted December 2 through to December 9, 2008. Assay results collected from a series of samples collected from the trenches returned high copper grades up to 14.5% and gold up to 0.26g/t.  The arithmetic average copper grade of all samples is 5.88%. The trenching works and sampling were conducted under the supervision of A.J.McDougall and are detailed in his technical report on the Porphyry Creek Project issued December 12, 2008 for review by Management.

A pioneer road has been cut to the works area.

Current state of exploration and/or development

Reconnaissance geological and mapping commenced in October 2008.

Plant and equipment

There is no equipment, infrastructure or electricity on the Porphyry Creek Project property. Electrical power required to conduct exploration activities will be provided by gas or diesel generators that we will bring on site.

Adequate water supplies for the early stage exploration camp and drilling equipment is readily available.

Additionally, we have strong relationships with well equipped Australian and Vietnamese drilling contractors operating in Cambodia.

Licences

The licenses in the Rovieng area (Senator, Rom Dey Vein and Porphyry Creek areas) cover host rocks that probably represent the lower (Triassic) parts of the Khorat Basin.

All of the mineralization reviewed on site appears to be closely associated with Jurassic intrusives that cut through the basement and lower units of the Khorat Basin. In most cases these intrusives are quartz diorites and granodiorites.

The Porphyry Creek license includes a large area of propylitic alteration and some weak mineralization that may represent the peripheral parts of a porphyry mineralization system. Samples also suggest that it may also contain intrusive related breccia pipe or vein style mineralization similar to the Senator license.

Observations

BDA observations of both fracture controlled copper mineralization and weak to moderate alteration with some disseminated copper mineralization within the altered granite rock mass has major significance as these may represent the surface expression of a deep seated copper or copper-gold type porphyry mineralization target.

Most of the mineralization observed to date appears to be intrusive related vein style deposits, but the geological environment suggests potential for larger stockwork, breccia pipe and replacement styles. There is potential in the Porphyry Creek license for a porphyry type mineralization system.

The intrusives have consistent fine grainsize, but rare porphyry textures indicating a shallow plutonic environment of intrusion. This is an ideal crustal level for the development of Intrusion Related Gold (IRG) deposits.

Exploration

The immediate exploration approach in the Porphyry Creek area is reconnaissance mapping and sampling to locate additional evidence of copper mineralization and veining that may represent the core of a porphyry mineralization system. Particular effort is planned to be focused on locating the source of the mineralized breccia samples provided by third party prospectors.

We have planned for 1,500m of diamond core and exploration drilling

In all of the areas management believes that the Airborne EM methods would be a fast effective way to search for the sulphide rich skarns and may also detect large sulphide rich veins or breccias. Airborne magnetic surveys would quickly identify magnetite skarns and intrusives that are driving the hydrothermal systems.

Previous operations

We are not aware of any previous exploration or other mining operations on the Porphyry Creek Project lands.

Zircon Sands/Gold Indonesia Project

The large heavy mineral deposit in Buntok, South Kalimantan, Indonesia has the potential for the development of a large scale zircon /gold mining operation within a large concession area owned by PT. Indo Imperial Resources Jakarta with whom a 50% Joint Venture Agreement was signed on October 6, 2008.

Zircon is extensively used in the ceramics industry for the production of floor and wall tiles and specialist applications in the glass industry and precision casting, particularly in the manufacture of jet engine parts. Zircon is preferred because of its high thermal conductivity, stability over a wide temperature range, and lack of reaction to cast metals. High demand continues from China and the Asia/Pacific area.

The prospect comprises 3 concession areas (Exploration Permits) covering 9,000 ha. The Exploration Permits allow the completion of significant exploration work including drilling and sampling, test pitting, and other such activities as necessary to define the mineral resource.

Traditional mining for gold and zircon has been going on for many years throughout the concession area. The total thickness of the quartz gravels is unknown but anecdotal evidence suggests that it exceeds 20m.

Analysts are predicting an international shortfall in zircon production over the next 3-5 years with prices set to increase to more than US$1,000/t during 2009. Management believes this project represents a great opportunity to capitalize on these factors.

A Technical Report on the Zircon/Gold Project (following a previous draft) was completed and tabled by A.J.McDougall on February 7, 2009 for review by management.

Proposed Program of Exploration and Development

Our exploration programs are directed at defining mineral resources at all the project sites, within a realistic timeframe. We plan to carry out exploration on all projects over a two year period from April 2009 to April 2011 with the aim of advancing the projects to a stage where they are ready for resource definition drilling as at the beginning of Year 3. Porphyry Creek is slated to be progressed to completion of initial exploration drilling of defined drill targets by the end of Year 2.

The work programs for the projects will be divided into two stages. Stage 1 includes the following:

•

Data compilation

•

Surface (and underground) geological mapping

•

Surface (and underground) geochemical sampling

•

Geophysics

•

Definition of drill targets

Stage 2 includes:

•

Exploration drilling

•

Preliminary metallurgical testwork

•

Scoping studies

The Senator and Rom Dey Vein gold deposits represent immediate drill targets. Geological mapping and surface geochemical sampling including grid soil sampling and trenching along the known strike length of both vein systems will be completed prior to drilling in order to optimize drill hole locations. A program of bulk sampling of the eluvial gold deposits to test the thickness and grade of the eluvium will also be completed.

Completion of Stage 1 (all components) and the Stage 2 (drilling component) of the exploration program on the Senator lands are planned for the period April 2009 through to October 2009.. The Stage 2 (metallurgical testwork and scoping study) will be completed during the November to April 2010 period. We have planned for a combined total of 3,000m of exploration drilling to test the Senator and Rom Dey Vein deposits. Drilling will be a combination of diamond core drilling and reverse circulation (“RC”) percussion drilling.

Porphyry Creek is a grassroots project. We plan to carry out geological mapping and surface geochemical sampling to locate the hydrothermal system that is indicated from previous reconnaissance mapping. Stage 1 (data compilation, reconnaissance mapping and surface sampling) commenced October 2008 to run through to July 2009.  Stage 1 (geological mapping, surface sampling, geophysics and drill target definition) and Stage 2 (all components) all components from January to September 2010. We have planned for 1,500m of diamond core and RC exploration drilling.

Projects	Stage Specifics	Time Frame
Senator

Stage 1: Data Compilation

Surface (& underground) geological mapping

Surface geological sampling

geophysics

definition of drill targets

Exploration drilling

Stage 2: Preliminary metallurgical testwork

Scoping study

April 2009 – October 2009 November 2009 – April 2010
Rom Dey Vein

Stage 1: Data Compilation

Surface (& underground) geological mapping

Surface geochemical sampling

Geophysics

Definition of drill targets

Exploration drilling

Stage 2: Preliminary metallurgical testwork

Scoping study

April 2009-October 2009 November 2009-April 2010
Porphyry Creek

Stage 1: Data compilation

Reconnaissance geological mapping

Surface geological sampling

Surface geological mapping

Surface geochemical sampling

Geophysics

Definition of drill targets

Stage 2: Exploration drilling

(1,500m of diamond core & RC)

Preliminary metallurgical testwork

Scoping study

March 2009-July 2009 October 2009-Dec 2009 January 2010-Sept 2010

Zircon/Gold Project	Data acquisition Geological modelling Resource definition Conceptional mine planning.design Product handling/processing Environmental assessment Financial modeling & marketing assessments.	Based upon Geologist’s recommendations, Commence April 2009.

Raw Materials

Base camps has been established at all sites.

The raw materials for our exploration programs include camp equipment, sample bags, first aid supplies, groceries, diesel fuel and propane. All mining equipment necessary for digging, trenching, transporting etc are held in the company storage areas. All other necessary materials are readily available in locations close to the project sites from a variety of suppliers.

Intellectual Property and Patents

We have no intellectual property such as patents or trademarks other than experience and know-how. Additionally, we have no royalty agreements or local labor contracts.

Compliance with Government Regulations

The Ministry of Industry, Mines and Energy (“MIME”) is the main government agency that implements the country's mineral law and policy. The MIME's Department of Geology and Mines and Department of Energy are responsible for developing the country's mineral resources, providing mining assistance to the private sector, and administering mining-related regulations and inspections. The Cambodian Development Council (“CDC”) is the government agency that grants exploration licenses to investors. If exploration is successful, investors are required to present a master project plan to the CDC before being granted a mining license.

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Cambodia

Under the Management and Exploitation of Mineral Resources Law of 2001, resource developers in Cambodia must obtain the appropriate licenses and permits from MIME. In order to obtain a mineral exploration license or an industrial mining license, developers must submit detailed exploration work programs, environmental impact assessments, and environmental management plans.

Exploration and mining companies are required to pay fees for registration, exploration and mining licenses, renewal of licenses, transfer of rights and annual land rentals at rates as determined by MIME and the Ministry of Economy and Finance.

Approvals and authorizations may be required also from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the relevant authorities. Items such as waste approvals may be required from the relevant authorities if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the BDA geological report and subsequent reports by Geomap and Earth Worx.

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

If we plan to disturb ground during our mineral exploration activities, we will be required to make an application for a permit. The initial exploration activities on the Company’s concessions (geochemical sampling and reconnaissance work, grid preparation, geological mapping, and magnetometer and soil surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)

Ensuring that any water discharge meets required water standards;

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

Employees

As of the date of this report, we have no employees other than directors. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through consultants on a contract and fee for service basis.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

The Company’s business office is located at #15, 291 Street, Sangkat Boeng Kok 1, Tourl Kok District, Phnom Penh, Cambodia.

The description of our mineral claims is set out above under the section entitled “Description Of Business.”

Item 3.

Legal Proceedings

We are not presently a party to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

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

Quarter Ended	High	Low
December 31, 2008	$0.25	$0.215
September 30, 2008	$1.29	$1.02
June 30, 2008	$0.85	$0.85
March 31, 2008	$0.25	$0.25

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2008, there were approximately 44 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2008.

As at December 31, 2008, we had a cash balance of $33,000. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

•

the market price for minerals that may be found on the Company’s Claims;

•

the results of our proposed exploration programs on the mineral properties; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through to the period ended December 31, 2008, but have incurred operating expenses in the amount of $781,000 for the same period. Our activities have been financed from the proceeds of share subscriptions and additional paid in capital.

For the fiscal year ended December 31, 2008, general and administrative expenses were $89,000, exploration expenses were $216,000 and depreciation expenses were $29,000. For the period from inception on June 26, 2006 through December 31, 2008, general and administrative expenses were $297,000, exploration expenses were $436,000 and depreciation expenses were $48,000

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses. From inception (June 26, 2006) to December 31, 2008 our operations have resulted in an accumulated deficit of $781,000.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

The Company’s principal sources of liquidity as of December 31, 2008 consisted of $33,000 in cash and cash equivalents. Since inception through to and including December 31, 2008, we have raised $1,022,000 through placements of our common shares and additional paid in capital.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

We expect to have the appropriate financing commitments in place well in advance of June 30, 2009, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which in turn will result in the loss of the investments of our investors.

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

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Elray Resources, Inc.

(An Exploration Stage Company)

Phnom Penh, Cambodia

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended December 31, 2008 and 2007 and the period from June 26, 2006 (Inception) through December 31, 2008. The financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from June 26, 2006 (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

LBB & Associates Ltd., LLP

Houston, Texas

March 27, 2009

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data and loss per share
ASSETS	December 31, 2008	December 31, 2007

Current assets:

Cash	$ 33	$ 37
Total current assets	33	37
Property and equipment, net	117	144
Mineral properties	206	200
Other assets	22	26
Total assets	$ 378	$ 407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$ 40	$ -
Loan from shareholder/increased creditor	96	-
Total current liabilities	136	-
Total liabilities	136	-
Commitments

Stockholders’ Equity:

Common stock, $.001 par value, 75,000,000 shares authorized, 56,437,500 and 30,000,000 shares issued and outstanding, respectively	56	30
Additional paid in capital	967	824
Deficit accumulated during the exploration stage	(781)	(447)
Total stockholders’ equity	242	407
Total liabilities and stockholders’ equity	$ 378	$ 407

See accompanying notes to the financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008 and 2007 and

for the period from June 26, 2006 (Inception) through December 31, 2008

$  in thousands except for share data and loss per share

	Year ended December 31, 2008	Year ended December 31, 2007	Inception through December 31, 2008
Expenses:
General and administrative	$ 89	$ 44	297
Depreciation	29	19	48
Exploration	216	130	436
Total expenses	334	193	781

Net loss	$ (334)	$ (193)	$ (781)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	40,184,939	30,000,000

See accompanying notes to the financial statement

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007 and

For the period from June 26, 2006 (Inception) through December 31, 2008

$  in thousands except for share data and loss per share

	Year ended December 31, 2008	Year ended December 31, 2007	Inception through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (334)	$ (193)	$ (781)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	29	19	48
Change in non cash assets related to operations
Accounts payable	39	-	39
CASH FLOWS USED IN OPERATING ACTIVITIES	(266)	(174)	(694)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(6)	(6)	(206)
Purchase of property and equipment	(2)	(20)	(165)
Change in other assets	4	(159)	(22)
Cash acquired from share exchange transaction	2	-	2
CASH FLOWS USED IN INVESTING ACTIVITIES	(2)	(185)	(391)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder/increased creditor	96	-	96
Contributed capital	168	376	1,017
CASH FLOWS FROM FINANCING ACTIVITIES	264	376	1,118

NET INCREASE (DECREASE) IN CASH	(4)	17	33
Cash, beginning of period	37	20	-
Cash, end of period	$ 33	$ 37	$ 33

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from June 26, 2006 (Inception) through December 31, 2008

$  in thousands except for share data and loss per share

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	30,000,000	$ 30	$ (25)	$ -	$ 5
Contributed capital from shareholders and related third party	-	-	473	-	473
Net loss for the period	-	-	-	(254)	(254)

Balance, December 31, 2006	30,000,000	30	448	(254)	224
Contributed capital from shareholders and related third party	-	-	376	-	376
Net loss for the period	-	-	-	(193)	(193)

Balance, December 31, 2007	30,000,000	30	824	(447)	407
Contributed capital from shareholders and related third party	-	-	168	-	168
Issuance of shares as a result of share exchange and recapitalization	26,437,500	26	(25)	-	1
Net loss for the period	-	-	-	(334)	(334)

Balance, December 31, 2008	56,437,500	$ 56	$ 967	$ (781)	$ 242

See accompanying notes to the financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements of Elray Resources, Inc. (“Elray” or “Company”) include the accounts of Elray and its wholly owned subsidiary Angkor Wat Minerals, Ltd. and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  All intercompany balances have been eliminated.

As further described in Note 7, the Company closed a share exchange transaction effective August 12, 2008 with the shareholders of Angkor Wat Minerals, Ltd. (“Angkor Wat”). This share exchange transaction constituted a reverse merger and a recapitalization of Elray.  In conjunction with this reverse merger, the historical accounts of Angkor Wat become the historical accounts of Elray for accounting purposes and, in conjunction therewith, Elray changed its fiscal year-end to December 31 to coincide with the historical year-end of Angkor Wat.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the years presented have been reflected herein.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $781,000 as of December 31, 2008.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

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

Property and Equipment

Property and equipment are stated at cost with depreciation and amortization provided using the straight line method over the assets’ useful life.

  Furniture and fittings

10 years

  Mining equipment

6-7 years

  Motor vehicles

  5 years

  Office furniture and equipment

  3 years

Comprehensive Income

The Company has adopted SFAS No 130-“Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Income Tax

Elray follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

Valuation of Long - Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets.

It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discounted operations.

In accordance with the provisions of SFAS No. 144, management of the Company reviews the carrying value of its mineral properties on a regular basis.  Estimated undiscounted future cash flows from the mineral properties is compared with the current carrying value in order to determine if an impairment exists.

Reductions to the carrying value, if necessary, are recorded to the extent net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

For the years ended December 31, 2008 and 2007, management determined no impairments were required.

Mineral properties

In accordance with Securities and Exchange Commission Industry Guide 7, the Company charges mineral property acquisition costs and exploration costs to operations as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Exploration and Development Expenditures

Exploration and development expenditures are expensed as incurred.  Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit-of-production method basis on estimated recoverable reserves.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Elray does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2008	December 31, 2007
Mining equipment	$ 119,048	$ 117,770
Office furniture and equipment	4,824	4,456
Furniture and fittings	1,380	1,380
Motor vehicles	39,600	39,600
	164,852	163,206
Less: accumulated amortization	(48,265)	(19,687)
Property and equipment, net	$ 116,587	$ 143,519

Depreciation expense for the years ending December 31, 2008 and 2007 are approximately $29,000 and $19,000, respectively.

NOTE 5 – OTHER ASSETS

Elray has $20,000 on deposit with the Cambodian Mekong Bank Public Limited against which the bank issued bank guarantees to the Cambodian Ministry of Industry, Mines and Energy totaling $20,000.

The Company has no access to the $20,000 on deposit until such time as any claims against the guarantees are satisfied, or the claims are otherwise released.

NOTE 6 – RELATED PARTY LOANS

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to an interest free loan of up to $90,500 to the Company on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2009 when the loan becomes payable.

Shareholders and a related third party contributed capital to the Company totaling approximately $168,000 and $376,000 as at December 31, 2008 and December 31, 2007, respectively.  The providers of the contributed funds formally agreed to the Company treatment in its financial statements recognizing no amounts are to be repaid to the providers.

Prior to the reverse acquisition on August 12, 2008, the three beneficiaries of the 30,000,000 common shares in Elray (two of whom are directors of Elray), had contributed equity of $5,000 which is now part of the capital of Elray.

NOTE 7 – COMMON STOCK

In a share exchange transaction that closed on August 12, 2008, Elray acquired all the issued and outstanding shares of Angkor Wat in exchange for 30,000,000 common shares of Elray. The Company treated the purchase of Angkor Wat as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and

Practices Official Text. Accordingly, these transactions are recorded as capital transactions in substance rather than business combinations.  Therefore, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of Elray, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization.

For accounting purposes, Angkor Wat is considered the acquirer in the reverse acquisition.  The historical financial statements are those of Angkor Wat consolidated with the parent, Elray Resources, Inc. Earnings per share for periods prior to the merger are restated to reflect the number of equivalent shares received by the acquiring company.

NOTE 8 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2008	2007
Refundable Federal income tax attributable to:
Current Operations	$ 114,000	$ 66,000
Less, Change in valuation allowance	(114,000)	(66,000)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2008	2007
Deferred tax asset attributable to:
Net operating loss carryover	$ 266,000	$ 152,000
Less, change in valuation allowance	(266,000)	(152,000)
Net deferred tax asset	$ -	$ -

At December 31, 2008, Elray had an unused net operating loss carryover approximating $781,000 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 9 – COMMITMENTS

Elray leases real property for the its head office on a month to month basis.  Rental expense included in general and administrative expenses for the twelve months period ended December 31, 2008 was $22,000.

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

Disclosure controls and procedures

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

Item 9B.

Other Information.

None.

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and director and their ages and titles as of the date of this Current Report on Form 10-K are as follows:

Name of Director	Age	Position
Barry J. Lucas	58	President and Director
Michael J. Malbourne	65	Secretary, Treasurer and Director
Neil R. Crang	59	Director

The current terms of all our board members commenced on August 4, 2008 and runs until the next annual meeting of the stockholders, unless earlier terminated.

Biographical Information

Barry J. Lucas: Barry Lucas, an Australian national from Western Australia, has had more than 25 years experience in the mining industry in Australia, Africa and South East Asia. Barry has been on the Board of Directors of several mining companies in Australia and is a founding shareholder, director and President of Angkor Wat Minerals Ltd. Over the past ten years, Barry has been actively involved in sourcing for new mineral deposits throughout Asia and has strong Government and business relationships in Cambodia and Indonesia. Barry was previously a Director of publicly listed Clifford Minerals Ltd.

Michael J. Malbourne: Michael Malbourne had more than 12 years mining projects experience in USA, Canada, Australia, New Guinea and Asia with Caterpillar Tractor Company and its Dealer networks. He is a certified practicing accountant, chartered secretary and registered tax agent. He is an experienced manager in marketing, finance, manufacturing and controller roles over 30 years plus with SIRF Ltd, Exicom Ltd, Pratt Industries, Caterpillar & ES&A Bank Ltd. Over the past six years he has been a Director and consultant to a number of high growth international companies.

Neil R. Crang: Neil spent 16 years in Europe including 12 years running his own trading and futures brokerage companies with 8 offices around the world. He also operated under a Securities Dealers License in Australia where he represented a number of overseas investment funds including Credit Lyonnais Rouse in London. Since 1996 and more specifically over the past five years, Neil has been active as an international commodities broker specializing in the purchase and delivery of physical precious and base metals. His client base currently covers Asia and India. He recently raised significant pre-IPO capital for an emerging resources entity, Queensland Mining Corporation Limited and is actively involved in the strategic planning of sales of production for that company.

Significant Employees and Consultants

We have no employees other than our two executive officers. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis and would include the following:

•

Lim Vatha – Khmer Geologist,

•

Chap Samnang – Khmer Geologist and Mapping Specialist,

•

George Brech – Independent Consulting Geologist & Senior Associate of BDA International & Malcolm Hancock – Executive Director of BDA,

•

Nick M. Tate – Independent Consulting Geologist for Geomap,

•

Dale Fanning – Independent Metallurgist [Gold, silver and copper specialist],

•

Arnold Offenberg – Independent Consulting Geologist,

•

Anthony J. McDougall – Independent Consulting Geologist.

Conflicts of Interest

Although Messrs. Lucas, Malbourne and Crang do not work with mineral exploration companies other than ours, they may do so in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Lucas, Malbourne and Crang, other than a requirement that any deemed conflict is discussed at Board of Director meetings and reflected in the Board of Directors minutes.

Committees of the Board of Directors

We do not have any separately constituted committees, except for an audit committee.

Audit & Risk Management Committee

Messrs Crang and Malbourne are the members of our Audit and Risk Management Committee. The committee provides advice and assistance to the Board in fulfilling the Board’s responsibilities relating to the Company’s financial statements and financial and market reporting processes. This responsibility includes the role of monitoring risk oversight and internal control needs of the company including internal accounting and financial control systems, internal audit, external audit, risk management and such other matters as the Board may request from time to time.

The Board has determined that because of the small size of the Board, Directors would comprise the Audit and Risk Management Committee.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal periods ended December 31, 2007 and December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Barry J. Lucas. President, Director Michael J. Malbourne. Secretary, Treasurer, Director Neil R. Crang. Director	2007 2008 2007 2008 2008	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned	Percent Owned (1)
Common Stock	Barry J. Lucas # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director and President	10,000,000	17.7%
Common Stock	Michael J Malbourne (for Elmside Pty Ltd) # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director, Secretary and Treasurer	10,000,000	17.7%
Common Stock	Neil R. Crang 4 Tullo Place Richmond Victoria Australia	Director	0	0
Common Stock	Borey Cham # 11, Street 360 Sangkat Boeng Keng Kung 3 Khan Chamcar Mon Phnom Penh, Cambodia	5% shareholder	10,000,000	17.7%

(1)

The percent ownership of shares is based on 56,437,500 shares of common stock issued and outstanding as of the date of this Current Report.

(2)

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

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to loan up to $9,500 to the Company on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2009 when the loan becomes payable.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray total 56,437,500. Former shareholders of Angkor Wat currently hold 53.16% of the issued and outstanding shares of Elray.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd. LLP, current auditors for the Company, for the fiscal year ended December 31, 2008 and the period from inception to December 31, 2007:

	Fiscal year ended December 31, 2008	Period from inception to December 31, 2007
Audit Fees	16,935	8,050
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-11, and are included as part of this report:

Financial Statements of the Company for the fiscal year ended December 31, 2008:
Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Cash Flows

Statements of Stockholders’ Equity

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 32 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation of Elray Resources, Inc.*

3.2

Bylaws of Elray Resources, Inc.*

14.1

Code of Ethics**

31.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference.

** Filed as an exhibit to our report on Form 10-K for the financial period ended March 31, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Barry J. Lucas

Barry J. Lucas

President and Chief Executive Officer

March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Barry J. Lucas

Barry J. Lucas

President and Director

March 26, 2009