Form 10-Q
period 2009-03-31
ELRAY RESOURCES, INC.
filed 2009-05-15
CIK 1402371

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

x QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,847,500 shares of common stock issued and outstanding as of May 7, 2009.

TABLE OF CONTENTS

ITEMS

PART I - FINANCIAL INFORMATION

4

ITEM 1.

FINANCIAL STATEMENTS

4

 BALANCE SHEETS

4

STATEMENTS OF OPERATIONS

5

STATEMENTS OF CASH FLOWS

6

 NOTES TO THE FINANCIAL STATEMENTS

7

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION

9

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

12

ITEM 4.

CONTROLS AND PROCEDURES

12

PART II - OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 1A. RISK FACTORS

13

ITEM 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

13

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.

OTHER INFORMATION

13

ITEM 6.

EXHIBITS

13

EXHIBIT INDEX

13

SIGNATURES

14

EXHIBIT 31.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash	$ 1	$ 33
Total current assets	1	33
Property and equipment, net	112	117
Mineral properties	209	206
Other assets	1	22
Total assets	$ 323	$ 378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30	$ 40
Loan from shareholder	96	96
Total current liabilities	126	136
Total liabilities	126	136

Stockholders’ Equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,437,500 shares issued and outstanding.	56	56
Additional paid in capital	967	967
Deficit accumulated during the exploration stage	(826)	(781)
Total stockholders’ equity	197	242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 323	$ 378

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2009 and 2008 and

for the period from June 26,2006 (Inception) through March 31, 2009

(unaudited)

$ in thousands except for share data and loss per share

	Three months ended March 31, 2009	Three months ended March 31, 2008	Inception through March 31, 2009
Expenses:
General and administrative	$ 17	$ 26	$ 314
Depreciation	7	8	55
Exploration	21	21	457
Total expenses	45	55	826

Net loss	$ (45)	$ (55)	$ (826)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	56,437,500	30,000,000

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008

For the period from June 26, 2006 (Inception) through March 31, 2009

$  in thousands

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Inception through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (45)	$ (55)	$ (826)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5	8	53
Liabilities change	(10)	-	28
CASH FLOWS USED IN OPERATING ACTIVITIES	(50)	(47)	(745)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(3)	(6)	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	21	-	-
Cash acquired from share exchange transaction	-	-	2
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	18	(6)	(372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholders	-	-	96
Contributed capital	-	39	1,017
CASH FLOWS FROM FINANCING ACTIVITIES	-	39	1,118

NET INCREASE (DECREASE) IN CASH	(32)	(14)	1
Cash, beginning of period	33	37	-
Cash, end of period	$ 1	$ 23	$ 1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2008 on Form 10-K filed on March 31, 2009.

As described in Form 10-K, the Company closed a share exchange transaction effective August 12, 2008 with the shareholders of Angkor Wat Minerals, Ltd. (“Angkor Wat”). This share exchange transaction constituted a reverse merger and a recapitalization of Elray.  In conjunction with this reverse merger, the historical accounts of Angkor Wat become the historical accounts of Elray for accounting purposes and, in conjunction therewith, Elray changed its fiscal year-end to December 31 to coincide with the historical year-end of Angkor Wat.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2008.

NOTE 2 - GOING CONCERN

Elray’s financial statements include the accounts of the Company’s wholly owned subsidiary Angkor Wat Minerals Ltd. (“Angkor Wat”) which was incorporated in Cambodia on June 26, 2006 (date of inception).  All intercompany balances have been eliminated. Elray has recurring losses and has a deficit accumulated during the exploration stage of $826,000 as of March 31, 2009.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – OTHER ASSETS

Elray had $21,000 on deposit with the Cambodian Mekong Bank Public Limited against which the bank issued bank guarantees to the Cambodian Ministry of Industry, Mines and Energy totaling $21,000.

During the current quarter, as a result of no claims against the guarantee, the Mekong Bank effected cancellation of the guarantee and issued a bank cheque for $21,000 to Elray.

NOTE 4 – COMMITMENTS

Elray leases real property for its head office on a month to month basis.  Rental expense included in general and administrative expenses for the three month period ended March 31, 2009 was $4,500.

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

We are in the business of base metal and energy exploration and development.

We currently own a 100% interest in three mining claims located in Cambodia and a 50% interest in a heavy mineral prospect in Kalimantan, Indonesia, described as follows:

•

the Senator Project;

•

the Angkor Wat (or Rom Dey Vein) Project; and

•

the Porphyry Creek Project and

•

the Buntok Zircon Project

Plan of Operation

We plan to immediately raise $5,000,000, of which $4,000,000 will be applied towards exploration on all projects to delineate gold, copper, heavy mineral and base metal resources. The remaining $1,000,000 will be used as working capital and for additional tenement acquisitions within Cambodia, Indonesia and other areas of high opportunity as identified by our independent consultants.

Our 24 months staged Exploration and Drilling Works program (the “Works Program”) is designed to evaluate the resource potential of all prospects and to delineate those resources up to at least inferred status. We plan to start the Works Program in or around May, 2009, to advance as a priority  the three Cambodian projects, Senator, Angkor Wat and Porphyry Creek by completing first pass exploration drilling, preliminary metallurgical test work, baseline environmental assessments and scoping studies, with the aim of commencing full resource definition drilling in December 2010. For the Buntok Zircon Project, it is proposed to conduct a stage 1 resource definition program by bulk sampling and drilling, running in tandem with a pilot mining project that will produce approximately 20,000 tonnes of zircon per year. This will also allow the opportunity to develop processes for gold and other heavy mineral recovery.

We have allowed for all exploration staff costs in the various cost categories of the Works Program and have included a 10% contingency on all project budgets to allow for cost over-runs on equipment maintenance, logistical problems due to inclement weather and for replacement of exploration staff if required. We will not be able to complete our projects if the necessary funding, described above, is not obtained.

The Works Program is divided into two stages, as follows:

Stage 1 (May 2009 to September 2009) will include:

•

data compilation

•

surface and underground geological mapping

•

surface and underground geochemical sampling

•

geophysics

•

definition of drill targets

Stage 2 (September  2009 to September 2010) will include:

•

exploration drilling

•

preliminary metallurgical test work

•

scoping studies

The Senator and Angkor Wat gold deposits represent immediate drill targets. Geological mapping and surface geochemical sampling including soil sampling and trenching along the known strike length of both the known vein systems will be completed prior to drilling, in order to optimize drill hole location, orientation and density. A program of bulk sampling of the eluvial gold deposits to test the thickness and grade will also be completed.

Completion of Stage 1 (all components) and the Stage 2 (drilling component) of the exploration program at the Senator and Angkor Wat prospects is planned for the period May 2009 through September 2009. The Stage 2 (metallurgical testwork and scoping study) will be completed during the period September 2009 to September 2010. We have planned for a combined total of 3,000m of exploration drilling to test the two deposits. Drilling methods will include HQ or PQ diamond coring and reverse circulation percussion drilling. A full sampling / assay program will also be completed.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Our consulting geologists have recommended a 24 month process of exploration for each of the Cambodian and Indonesian tenements. We have not yet commenced the initial phase of exploration on any of our properties.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with the next phase based upon the analysis of the results of the preceding phase. Management will make this decision based upon the recommendations of the independent geologist.

We plan to conduct exploration work on our sites in Cambodia and Indonesia in order to ascertain whether they possess economic quantities of base metals and heavy minerals. Our Cambodian and Indonesian properties are currently without known resources or reserves. There can be no assurances that economic mineral deposits exist on any of our properties until appropriate exploration work is completed. Even on completion of the proposed exploration programs and the possible identification of significant mineral deposits, there will be a requirement to commit to substantial additional funding on further drilling and engineering studies before we will know if we have commercially viable mineral deposits.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended March 31, 2009 and March 31, 2008, general and administrative expenses were $17,000 and $26,000 and exploration expenses were $21,000 and $21,000 respectively.

Net Loss

We incurred net losses from operations of $45,000 and $55,000 for the three months ended March 31, 2009 and March 31, 2008 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2009 consisted of $1,000 in cash and cash equivalents.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act , is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter. Last movement was  the issuance of 30,000,000 shares of the common stock of Elray  to the shareholders of Angkor Wat in the share exchange transaction which closed August 12, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K, except for the release of an independent technical report on the Company’s mineral properties prepared in compliance with National Instrument 43-101 which was reported on Form 8-K filed with the SEC on April 23, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/   Barry J. Lucas

Barry J. Lucas

President (Principal Executive Officer)

/s/Michael J. Malbourne

Michael J. Malbourne
Treasurer (Principal Financial Officer)

May 15, 2009