Form 10-Q
period 2009-06-30
ELRAY RESOURCES, INC.
filed 2009-08-14
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,847,500 shares of common stock issued and outstanding as of August 12, 2009.

TABLE OF CONTENTS

ITEMS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

INCOME STATEMENTS

-

CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT INDEX

SIGNATURES

EXHIBIT 31.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data
ASSETS	June 30, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash	$ 1	$ 33
Prepaid Expenses	29	-
Total current assets	30	33
Property and equipment, net	103	117
Mineral properties	209	206
Other assets	1	22
Total assets	$ 343	$ 378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 34	$ 40
Loan from shareholder	96	96
Total current liabilities	130	136
Total liabilities	130	136

Stockholders’ Equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 and 56,437,500 shares issued and outstanding as at June 30, 2009 and December 31, 2008	57	56
Additional paid in capital	1,081	967
Deficit accumulated during the exploration stage	(925)	(781)
Total stockholders’ equity	213	242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 343	$ 378

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008 and for the period from June 26, 2006 (Inception) through June 30, 2009

(unaudited)

$ in thousands except for share data and loss per share

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008	Inception through June 30, 2009
Expenses:
General and administrative	$ 31	$ 8	$ 48	$ 15	$ 345
Depreciation	7	8	14	14	62
Exploration	61	39	82	82	518
Total expenses	99	55	144	111	925

Net loss	$ (99)	$ (55)	$ (144)	$ (111)	$ (925)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic and diluted
Weighted average shares outstanding:
Basic and diluted	56,838,489	30,000,000	56,639,102	30,000,000

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended June 30, 2009 and 2008

For the period from June 26, 2006 (Inception) through June 30, 2009

$  in thousands

(Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	Inception through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (144)	$ (111)	$ (925)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	74	-	74
Depreciation	14	14	62
Liabilities change	(5)		34
Prepaid expenses	(29)	-	(29)
CASH FLOWS USED IN OPERATING ACTIVITIES	(90)	(97)	(784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(3)	(6)	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	21	-	(1)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	18	(6)	(375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholders	-	-	96
Contributed capital	40	84	1,059
CASH FLOWS FROM FINANCING ACTIVITIES	40	84	1,160

NET INCREASE (DECREASE) IN CASH	(32)	(19)	1
Cash, beginning of period	33	37	-
Cash, end of period	$ 1	$ 18	$ 1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

As described in the Form 10-K, the Company closed a share exchange transaction effective August 12, 2008 with the shareholders of Angkor Wat Minerals, Ltd. (“Angkor Wat”). This share exchange transaction constituted a reverse merger and a recapitalization of Elray.  In conjunction with this reverse merger, the historical accounts of Angkor Wat become the historical accounts of Elray for accounting purposes and, in conjunction therewith, Elray changed its fiscal year-end to December 31 to coincide with the historical year-end of Angkor Wat.

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

NOTE 2 - GOING CONCERN

Elray’s financial statements include the accounts of the Company’s wholly owned subsidiary Angkor Wat Minerals Ltd. (“Angkor Wat”) which was incorporated in Cambodia on June 26, 2006 (date of inception).  All intercompany balances have been eliminated. Elray has recurring losses and has a deficit accumulated during the exploration stage of $925,000 as of June 30, 2009.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – OTHER ASSETS

An amount of $29,000 for consulting services for which $74,000 of stock has been provided is treated as a prepayment in the balance sheet. The remaining services will be fully expensed during the quarter ended September 30, 2009.

On January 1, 2009, Elray had $21,000 on deposit with the Cambodian Mekong Bank Public Limited against which the bank issued bank guarantees to the Cambodian Ministry of Industry, Mines and Energy totaling $21,000. During the quarter ended March 31, 2009, as a result of no claims against the guarantee, the Mekong Bank effected cancellation of the guarantee and issued a bank cheque for $21,000 to Elray. For the current quarter, Elray has no cash on deposit supporting guarantees nor any guarantees issued upon its behalf in either Indonesia or Cambodia supporting its exploration and development stage projects.

NOTE 4 – COMMITMENTS

Elray leases real property for its head office on a month to month basis.  Rental expense included in general and administrative expenses for the three month period ended June 30, 2009 was $4,900.

NOTE 5 – CONTRIBUTED CAPITAL

The Company received $40,000 of contributed capital during the six months ended June 30, 2009. Of the three major contributors to the added capital, two are from entities associated with Directors of Elray.

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

Overview

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006. Its wholly owned subsidiary, Angkor Wat Minerals Ltd. was incorporated in Cambodia on June 26, 2006.

The Company is in the business of base metal and energy exploration and development and  currently own a 100% interest in three mining claims located in Cambodia and a 50% interest in a heavy mineral prospect on Kalimantan, Indonesia. In addition the Company is well advanced in finalizing the terms for the “Heads of a Royalty Agreement” over an 8,788 ha coal property on Kalimantan Indonesia over which there is an exploration license. The Company’s interests are described as follows:

•

the Senator gold Project;

•

the Rom Dey Vein gold Project; and

•

the Porphyry Creek gold and copper Project; and

•

the Buntok Indonesian gold, mineral sands and zircon Project; and

•

the Indonesian Makikit coal “Royalty Agreement” Project.

Plan of Operation

We plan to immediately raise $4,800,000, of which $4,000,000 will be applied towards exploration on all projects to delineate gold, copper, heavy mineral and base metal resources. The remaining $800,000 will be used as working capital (including financing costs) and for additional tenement acquisitions in areas of high opportunity as identified by our independent consultants.

The Company’s 24 months staged Exploration and Drilling Works program (the “Works Program”) is designed to evaluate the resource potential of all prospects and to delineate those resources up to at least inferred status. The Works Program has commenced on all tenements with objective to complete first pass exploration drilling, preliminary metallurgical test work, baseline environmental assessments and scoping studies, aimed at commencing full resource definition drilling in December 2010. For the Buntok Indonesian gold and mineral sands/zircon Project, it is proposed to conduct a stage 1 resource definition program by bulk sampling and drilling, running in tandem with a pilot mining project that will produce approximately 20,000 tonnes of zircon per year. This will also allow the opportunity to develop processes for gold and other heavy mineral recovery. With the Makikit Indonesian coal project, upon the execution of a Joint Venture Agreement, the coal deposit will be subject to a full feasibility assessment.

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

Stage 1 (July to September 2009) will include:

•

data compilation

•

surface and underground geological mapping

•

surface and underground geochemical sampling

•

geophysics

•

definition of drill targets

Stage 2 (October 2009 to September 2010) will include:

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

Completion of Stage 1 (all components) and the Stage 2 (drilling component) of the exploration program at the Senator and Rom Dey Vein gold prospects is planned for the period July 2009 through September 2009. The Stage 2 (metallurgical testwork and scoping study) will be completed during the period October 2009 to September 2010. We have planned for a combined total of 3,000m of exploration drilling to test the two deposits. Drilling methods will include HQ or PQ diamond coring and reverse circulation percussion drilling. A full sampling / assay program will also be completed.

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

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008 and six months period ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended June 30, 2009 and June 30, 2008, general and administrative expenses were $31,000 and $8,000 and exploration expenses were $61,000 and $39,000 respectively. For the six months periods ended June 30, 2009and June 30, 2008, general and administrative expenses were $48,000 and $15,000 and exploration expenses were $82,000 and $82,000 respectively.

Net Loss

We incurred net losses from operations of $99,000 and $55,000 for the three months ended June 30, 2009 and June 30, 2008 respectively and $144,000 and $111,000 for the six months ended June 30, 2009 and June 30, 2008 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2009 consisted of $1,000 in cash and cash equivalents.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 410,000 shares of common stock during the quarter in consideration for extensive on-sites consulting and works management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

August 12, 2009