Form 10-Q
period 2009-09-30
ELRAY RESOURCES, INC.
filed 2009-11-16
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

x QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,847,500 shares of common stock issued and outstanding as of November 11, 2009.

TABLE OF CONTENTS

ITEMS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS

CONSOLIDATED INCOME STATEMENTS

CONSOLIDATED CASH FLOWS

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SIGNATURES

EXHIBIT 31.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

$  in thousands except for share data

ASSETS	September 30, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash	$ 1	$ 33
Total current assets	1	33
Property and equipment, net	96	117
Mineral properties	209	206
Other assets	1	22
Total assets	$ 307	$ 378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 29	$ 40
Loan from shareholder	96	96
Total current liabilities	125	136
Total liabilities	125	136
Commitments and contingencies
Stockholders’ Equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 and 56,437,500 shares issued and outstanding as at September 30, 2009 and December 31, 2008, respectively	57	56
Additional paid in capital	1,144	967
Deficit accumulated during the exploration stage	(1,019)	(781)
Total stockholders’ equity	182	242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 307	$ 378

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2009 and 2008 and for the period from June 26, 2006 (Inception) through September 30, 2009

(unaudited)

$ in thousands except for share data and loss per share

	Three months ended September30, 2009	Three months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008	Inception through September 30, 2009
Expenses:
General and administrative	$ 47	$ 16	$ 95	$ 31	$ 392
Depreciation	7	7	21	21	69
Exploration	40	53	122	135	558
Total expenses	94	76	238	187	1,019

Net loss	$ (94)	$ (76)	$ (238)	$ (187)	$ (1,019)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	56,847,500	44,081,000	56,709,332	34,728,000

See accompanying notes to consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008 and

the period from June 26, 2006 (Inception) through September 30, 2009

$  in thousands

(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Inception through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (238)	$ (187)	$ (1,019)
Adjustments to reconcile net loss to cash used by operating activities:
Stock for Services	74	-	74
Depreciation	21	21	69
Accounts payable	(11)	-	29
CASH FLOWS USED IN OPERATING ACTIVITIES	(154)	(166)	(847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(3)	(6)	(209)
Purchase of property and equipment	-	(2)	(165)
Change in other assets	21	4	(1)
CASH FLOWS USED IN INVESTING ACTIVITIES	18	(4)	(375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholders	-	90	96
Contributed capital	104	46	1,122
CASH FLOWS FROM FINANCING ACTIVITIES	104	136	1,223

NET INCREASE (DECREASE) IN CASH	(32)	(34)	1
Cash, beginning of period	33	37	-
Cash, end of period	$ 1	$ 3	$ 1

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2008 have been omitted.  The Company has evaluated subsequent events for recognition of disclosure through the date these financial statements were widely available to be issued, November 16, 2009.

NOTE 2 - GOING CONCERN

Elray’s financial statements include the accounts of the Company’s wholly owned subsidiary Angkor Wat Minerals Ltd. (“Angkor Wat”) which was incorporated in Cambodia on June 26, 2006 (date of inception).  All intercompany balances have been eliminated. Elray has recurring losses and has a deficit accumulated during the exploration stage of $1,019,000 as of September 30, 2009.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – OTHER ASSETS

The amount of $1,200 representing incorporation costs is shown as other assets.

For the current quarter, Elray has no cash on deposit supporting guarantees nor any guarantees issued upon its behalf in either Indonesia, Cambodia, Laos or the Philippines supporting its exploration and development stage projects and due diligences.

NOTE 4 – COMMITMENTS

Elray has negotiated a reduced lease of the real property for its head office on a month to month basis, the rent offset being to maintain the property to a high standard with cleaning, maintenance and cleaning staff a company expense. Rental expense included in general and administrative expenses for the three month period ended September 30, 2009 was $1,600 and $11,000 for the nine months to September 30, 2009.

NOTE 5 – CONTRIBUTED CAPITAL

The Company received $104,000 of contributed capital during the nine months ended September 30, 2009. Of the three major contributors to the added capital, two are from entities associated with Directors of Elray.

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

The Company is in the business of base metal and energy exploration and development and  currently own a 100% interest in three mining claims located in Cambodia and a 50% interest in a heavy mineral prospect on Kalimantan, Indonesia. Additionally, the Company is well advanced in finalizing the terms for the “Heads of a Royalty Agreement” over an 8,788 ha coal property on Kalimantan Indonesia over which there is an exploration license and completing due diligence on a further “operating mine” gold prospect south of Jakarta, Indonesia.  The Company’s interests are best described as follows:

•

the Senator gold Project;

•

the Rom Dey Vein gold Project; and

•

the Porphyry Creek gold and copper Project; and

•

the Buntok Indonesian gold, mineral sands and zircon Project; and

•

the Indonesian Makikit coal “Royalty Agreement” Project; and

•

completing “due diligence” on the Jakarta South operating gold mine.

Note: funds are required to be paid when the Makikit coal Heads of Agreement is signed, failing which, the Agreement will lapse.

Plan of Operation

A Private Placement document to raise net of expenses, $4,800,000, is in the hands of Attorneys and Advisors, showing the application of $4,000,000 to be applied towards exploration on all projects to delineate gold, copper, heavy mineral and base metal resources. The remaining $800,000 will be used as working capital (including financing costs) and for additional tenement acquisitions in areas of high opportunity as identified by our independent consultants.

The Company’s 24 months staged Exploration and Drilling Works program (the “Works Program”) is designed to evaluate the resource potential of all prospects and to delineate those resources up to at least inferred status. The Works Program has commenced on all tenements with objective to complete first pass exploration drilling, preliminary metallurgical test work, baseline environmental assessments and scoping studies, aimed at commencing full resource definition drilling in December 2010. For the Buntok Indonesian gold and mineral sands/zircon Project, it is proposed to conduct a stage 1 resource definition program by bulk sampling and drilling, running in tandem with a pilot mining project that will produce approximately 20,000 tonnes of zircon per year. This will also allow the opportunity to develop processes for gold and other heavy mineral recovery. With the Makikit Indonesian coal project, upon the execution of a Joint Venture Agreement, the coal deposit will be subject to a full feasibility assessment. The vendor of the operating gold mine South of Jakarta, is favourably disposed to accepting as part consideration for the joint venture, shares of common stock at an agreed value.

We have allowed for all exploration staff costs in the various cost categories of the Works Program and have included a 10% contingency on all project budgets to allow for cost over-runs on equipment maintenance, logistical problems or replacement of exploration staff if and when required. We will not be able to complete our projects program and objectives if the necessary funding, described above, is not obtained.

The Works Program is summarised as follows:

Stage A (September to January 2010) will include:

•

data compilation and assessment

•

surface and underground geological mapping

•

surface and underground geochemical sampling

•

geophysics

•

definition of drill targets

Stage B (January 2010 to September 2010) to include:

•

exploration drilling (selective)

•

preliminary metallurgical test work

•

scoping studies (comprehensive)

The Senator and Rom Dey Vein gold deposits are identified as immediate drill targets. Geological mapping and surface geochemical sampling including soil sampling and trenching along the known strike length of both the known vein systems is being worked at to be completed prior to drilling, in order to optimize drill hole location, orientation and density. A program of bulk sampling of the eluvial gold deposits to test the thickness and grade will also be completed.

Completion of Stage A (all components) and the Stage B (drilling component) of the exploration program at the Senator and Rom Dey Vein gold prospects is planned for the period September 2009 through to January 2010. The Stage B (metallurgical testwork and scoping study) will be completed during the period January 2010 to September 2010. Plans are for a combined total of 3,000m of exploration drilling to test the two deposits. Drilling methods will include HQ or PQ diamond coring and reverse circulation percussion drilling. A full sampling / assay program to also be completed.

Mineral property exploration is generally conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Our consulting geologists have recommended the Work Plan of exploration for each of the Cambodian and Indonesian tenements.  Once each phase of exploration has been completed, the company will decide as to whether or not to proceed with the next phase based upon the analysis of the results of the preceding phase. Managements decision will based upon the recommendations of the independent geologist.

There can be no assurances that economic mineral deposits exist on any of the company’s properties until appropriate exploration work is completed. Even on completion of the proposed exploration programs and the possible identification of significant mineral deposits, there will be a requirement to commit to substantial additional funding on further drilling and engineering studies before management will know if it has commercially viable mineral deposits.

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 and nine months period ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended September 30, 2009 and 2008, general and administrative expenses were $47,000 and $16,000 and exploration expenses were $40,000 and $53,000 respectively. For the nine months periods ended September 30, 2009 and September 30, 2008, general and administrative expenses were $95,000 and $31,000 and exploration expenses were $122,000 and $135,000 respectively.

Net Loss

We incurred net losses from operations of $94,000 and $76,000 for the three months ended September 30, 2009 and 2008 respectively and $238,000 and $187,000 for the nine months ended September 30, 2009 and 2008 respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

The Company’s principal sources of liquidity as of September 30, 2009 consisted of $1,000 in cash and cash equivalents.

Due to our lack of operating history and present inability to generate revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of shares of common stock during the quarter ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

November 11, 2009