Form 10-K
period 2009-12-31
ELRAY RESOURCES, INC.
filed 2010-04-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File # 000-52727

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

[ ] Yes    [√ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter. $10,801,025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,847,500 shares of common stock issued and outstanding as of March 31, 2010.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

15

Item 1B.

Unresolved Staff Comments

15

Item 2.

Properties

15

Item 3.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.  15

Item 6.

Selected Financial Data.

16

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.  17

Item 7A.

Quantative and Qualitative Disclosures About Market Risk.

19

Item 8.

Financial Statements and Supplementary Data.

19

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  31

Item 9A.

Controls and Procedures.

32

Item 9B.

Other Information.

32

Item 10.

Directors, Executive Officers and Corporate Governance.

32

Item 11.

Executive Compensation.

35

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  35

Item 13.

Certain Relationships and Related Transactions, and Director  Independence.

37

Item 14.

Principal Accounting Fees and Services.

37

Item 15.

Exhibits, Financial Statement Schedules.

38

SIGNATURES

40

PART I

Item 1

Business

DESCRIPTION OF BUSINESS

In General

Elray Resources, Inc. (the “Company” or “we”) was incorporated in Nevada on December 13, 2006. Angkor Wat Minerals Ltd. (“Angkor Wat”), the wholly owned subsidiary of the Company, was incorporated in Cambodia on June 26, 2006. We are an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover.

We currently own a 100% interest in Porphyry Creek, a 90 sq km gold and copper claim located in Cambodia, and also have entered into a Letter of Intent to acquire 99% of Minera Monteverde SA, comprising a 99% interest in the assets of Monteverde’s “Picacho” gold property code 300869 located in the El Oro Province, Canton Atahualpa, Ecuador.

The Indonesian zircon sands /gold Joint Venture in Central Kalimantan was terminated on December 30, 2009 due to changes to partner, PT. Indo Imperial Resource’s business direction and conflicting priorities for the application of resources. In addition,  terminations of the Senator and Rom Dey claim projects resulted from available resources being applied to bring forward exploitation and drilling of the Porphyry Creek gold and copper project and the planned settlement of the Picacho gold property.

The Company conducts due diligence on other mineral prospects in the normal course of its business and may enter into additional joint ventures in the near future.

About Our Mineral Claims

•

During April, 2009 an Independent Technical Report on Cambodian and Indonesian Projects was prepared in fulfillment of the requirements for a Canadian National Instrument 43-101, Standard of Disclosure for Mineral Projects. The Technical Report describes the essential features of the Company’s exploration and program recommendations.

•

On the Porphyry Creek Test Pitting Program, the program involved the completion of 2 exploration trenches. Trench 1 was cut on a line perpendicular to Porphyry Creek, and commenced in the area where mineralized outcrop has been observed in the past, and around the bed of Porphyry Creek. Trench 2 was located immediately adjacent to the area known as “the French Pit”. The success of the exploration has geologists pressing the Company to move forward on current and planned works and to move immediately to commence a drilling program for the copper and gold Porphyry Creek project.

•

A Prospecting and Geological Report by Geologist Wilmer C Vaca, a Consultant Mining Auditor, on the Picacho gold property in Ecuador, supported the Company’s decision to sign a Letter of Intent on November 3, 2009 to acquire the shares of Minerva Monteverde S.A. comprising a 99% interest in the assets of Monteverde’s Picacho property located in the El Oro Province, Canton Atahualpa. The Company must have completed its due diligence and finalized the acquisition of shares of Monteverde by June 14, 2010.

Mineral Exploration Licenses

The Company is registered with the Cambodian Ministry of Industry, Mines and Energy (“MIME”) to conduct exploration and mining activities in Cambodia. The Company is also scheduled to visit officials in Ecuador and Indonesia on completion of its due diligence program to ensure it can comply with new mining laws and procedures being introduced.

Mineral Exploration Licenses in Cambodia are normally granted for initial periods of two years, renewable twice for additional two year periods. At the end of the six year exploration period, a license holder can apply to MIME for an extension to carry out feasibility studies on any potential mining project located within the license area. Land rental costs for exploration licenses are $20 per sq km for the first two years, rising to $30 for years 3 and 4 and $40 for years 5 and 6. Relinquishment of 30% of the license area is required at the end of Year 2, however the Company may decide on which 30% may be relinquished.

On completion of a feasibility study, the license holder can apply to the Council for the Development of Cambodia (“CDC”) for an Industrial Mining License (“IML”) which can be granted for a period of up to 30 years. Mineral royalties, tax rates and other conditions relating to a mining operation in Cambodia are normally negotiated with the Government at the time of the application for an IML.

The mineral exploration license for the Porphyry Creek project has been renewed as a result of the company having completed its committed works program which met MIME’s requirements, with the project being recorded as ‘in good standing’.

Porphyry Creek Project

The Porphyry Creek project is the company’s immediate development priority. Results from the current works program continue to confirm the potential of the copper and gold project and will greatly assist the Company as it actively seeks the necessary funding to advance development.

This is project is located approximately 290 km north of Phnom Penh in an area considered to have potential to host a copper porphyry system with copper and gold mineralization, based upon reconnaissance geological mapping and sampling.

The Company was granted a mineral exploration license for gold and other metallic minerals over the Porphyry lands on January 29, 2007. The 100% owned license area is 90 sq km (9,000 hectares).

13 deg
30 min
02
1500
98
96
94
X
O
105 deg
scale 1:100.000

Geology

The Porphyry Creek Project is a multiple style mineralization project. The NI 43-101 reported on samples and observed an interesting new style of mineralization for Cambodia on the SW edge of the ground that suggests there is a copper porphyry that underlies the project, either directly beneath the sampled outcrop or in a really close sense.

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

Work completed to date

Equipment used in the trenching program were D8 bulldozers and 12 tonne excavators.

Trench 1, located at 5000858E, 1494233 (Indian – Thailand datum) was started near the outcrop previously discovered in the bed of Porphyry Creek and was cut directly north from that location for a distance 60m. On completion, the trench was approximately 5m wide and 3m deep.

Trench 2, located at 500914E, 1494233 (Indian – Thailand datum) immediately south of the French Pit was 30m long by 5m wide and 4.5m deep. Most of the work was completed by the bulldozer with the excavator used to bed down to fresh rock.

Three mineralized zones were intercepted as follows (from South to North):

i)

Located at the site of the original outcrop in the bed of Porphyry Creek. This zone was traced for a distance of approximately 10m along strikes to the North West.  The zone is approximately 1.5m wide and comprises a series of steeply dipping joints in Diorite that trend slightly West of North. The joint spacing ranges 50-250 mm, with thickness ranging 1-3 mm. all joints observed are filled with weathered clays. Slickensides and striations are observable on numerous joint surfaces. These indicate sub-vertical upward displacement along the joint planes. Most of the joint surfaces display thick veneers of Malachite and Azurite. Some minor occurrences of Chalcopyrite were observed, usually immediately beneath the Azurite veneers. Highly oxidized pyrite was also present in some hand samples. It might be expected that the occurrence of sulphides will increase with increasing depth down dip.

ii)

Located approximately 17m North of site 1 and occupying a zone 2.5m wide. Again, the mineralization is centred on a series of steeply dipping joints spaced between 100 and 280 mm. Abundant Malachite and Azurite occur on the joint surfaces, with the veneers sometimes up to 1 mm thick. The joint sets have the same general trend as those observed at site 1. The mineralization is again intimately associated with the geological structure.

iii)

Site 3 is located approximately 12m immediately North of site 2. The un-weathered outcrop was exposed revealing a similar pattern of mineralization to that observed at the other sites. One sample collected contained a 1 cm thick band of sulphide. The host rock was unusal in that it comprised a diorite brecca. This rock was formed in a zone of intense deformation where pathways have been opened for the passage of the hydrothermal solutions and ultimately, precipitation of the observed minerals. Exposing more of this third site is recommended as being a priority. The mineralized outcrop appears to line up well with the trend of the French Pit and it may transpire that the zone intercepted in that pit continues through site 3. This would demonstrate continuity along strike of 100m.

iv)

The “French Pit” and surrounding area was examined in detail and strong evidence was gathered to demonstrate the occurrence of a 4th mineralized zone in the area. A drainage ditch was excavated at the eastern end of the pit to enable future investigations.

The trenching works and sampling were conducted under the supervision of an independent geologist and on three separate occasions, Mines Department geologists and mapping specialists.

A pioneer road was cut through to the works area.

Current state of exploration and/or development

Reconnaissance geological, mapping and trenching work continues to meet the Ministry of Industry, Mines and Energy Department ‘works’ requirements.

Plant and equipment

There is no infrastructure or electricity on the Porphyry Creek Project property. Electrical power, required to conduct exploration activities is provided by diesel generators brought to the site.

Adequate water supplies for the early stage exploration camp and drilling equipment is readily available.

Additionally, strong relationships exist with well equipped Australian and Vietnamese drilling contractors operating on nearby projects.

License

The Porphyry Creek license in the Rovieng area covers host rocks that probably represent the lower (Triassic) parts of the Khorat Basin.

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

Samples also suggest that it may also contain intrusive related breccia pipe or vein style mineralization.

Mineralization

Bulk samples were collected from in and around the mineralized zones in Trench 1 (PCT1 series samples), and from float in the mullock heap surrounding the French Pit (FP series samples). Approximately 100kg of samples was collected from the three Trench 1 outcrops and 10kg from the French Pit. The samples, apart from PCT1-0004, contained rocks displaying variable mineralization intensity and are therefore reasonably representative. Sample PCT1-0004 was assayed separately owing to its obvious intense mineral content.

The samples were sent to Mineral Assay and Services Co Ltd, an internationally accredited laboratory located in Bangkok, Thailand. All samples were assayed for gold, silver, arsenic, copper, lead and zinc. Of the metals tested for, copper and gold grades stand out. As a result, a large sampling exercise is part of the planned works program.

Observations

Both fracture controlled copper mineralization and weak to moderate alteration with some disseminated copper mineralization within the altered granite rock mass has major significance as these may represent the surface expression of a deep seated copper or copper-gold type porphyry mineralization target are visible.

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

Exploration

The exploration approach at Porphyry Creek area is reconnaissance mapping and sampling to locate additional evidence of copper mineralization and veining. Efforts continue to be focused on locating the source of the mineralized breccia samples provided by third party prospectors.

Apart from early plans for 1,500m of diamond core and exploration drilling, shaft sinking to a depth of 15m to 20m is a priority.

In all of the areas, management believes that the Airborne EM methods would be a fast effective way to search for the sulphide rich skarns and may also detect large sulphide rich veins or breccias.

Picacho Ecuador Gold Project

Settlement under the Letter of Intent will entitle the Company to acquire 99% of the share capital of Minera Monteverde SA which owns the Picacho property code number 300869 located in the El Oro Province Ecuador.

Considerable effort is concentrated on the preparation and negotiation of the Share Purchase Agreement and on working through the due diligence process. The Company is evaluating the options available to it to procure the necessary funding to settle on the purchase of the Monteverde share capital.

The priority for project development funding is the Porphyry Creek property.

Due diligence observations on the Picacho property by Consulting Geologist and Mining Auditor, Wilmer C Vaca, a person qualified and certified by the Ministry of Mines and Petroleum Ecuador with Registration No. 046, included in Geologist Vaca’s technical report on the property, are as follows:

•

4.5 million ounces of gold produced in the area over a 50 year period ( from official records of Sadco, major regional mining company).

•

Active projects in the area include Dynasty’s Zaruma, Dynasty and Jerusalem projects which between the three projects have a reported two (2) million measured and indicated ounces of gold with over three (3) million ounces inferred.

•

The district area is 150 km2 purported to contain 15 important veins

•

Evidence of the veins extending up to 1 km

•

The claim has been mined to a depth of 200m, with reports that this may extend to 1500m.

Location

The Picacho concession is found at the Northeast side of the mining exploitation field of Portovelo-Zaruma-Ayapamba. The area is located 80 kms on the East side of the city of Machala, and lays on the Cordillera Occidental of the Andes, which is part of Los Andes, a high mountain range which extends down the Americas from North to South.

Accessibility and Climate

The ingress to the district is by a bituminized two lane road in good condition. The journey is done in approximately 2 hrs 30 mins from the city of Machala to the city of Zaruma then on to Huertas a further 40 mins to the Picacho concession.

The climate is subtropical and humid with temperatures of 18•C - 30•C with rainfall 1,341 mm. The heaviest rainfalls are from January to June. The district containing the concession is traditionally underground exploitation.

‘Picacho’ Ecuador gold project in El Oro Provence

Geology

The rock that forms the base of the Picacho concession consists in volcanic andesitic lavas of the cretacean period from the celica formation. Geologist Vaca has not been informed about any type of detailed study on these wall rocks and on the West margin of a sub-volcanic andesitic intrusion of the series of Portovelo, in the area where a series of parallel structures is grouped. On the West there are a series of basaltic flows of Mesozoic (Capiro formation).

This vein system is the continuation to the Northeast of the main system of veins (eg Abundancia) which has been intensely exploited in the area of Zaruma-Portovelo for 400 years.

Structual Geology

There are two important regional faults, the fault of Pinas and Puente Buza – Palestina, which have produced three tectonic blocks with their sides sunk interrupting the celica mafica formation to an intermediate of the volcanic rocks between these two faults. The celic formation is formed by andesitic lavas of the Portovelo series. Two altered volcanic series of intermediate composition and its subvolcanic systems that are incompatible cover the formation of celica. The series are formed by pyroclasts and intermediate breccias, cut by a subsequent action of riolitic stock, of the dikes.

The second significant structures have a NE and N-S direction, with the fault trace having a high angle. The one with the N-S direction that is generally held by the veins, goes from 70• to 90• NE.

Mineralization

The ore sub-parallel system with a North-Southwards direction of the quartz veins, which are present in the district of Portovelo-Zaruma, is found exclusively inside altered andesitic Cretacean rocks (series of Portovelo). Mineralization is classified into three zones. In zone 1pyritization with low gold grade is seen in the stockwork and the breccias, around Santa Barbara and the mountains of Zaruma. Zone 2 contains quartz and quartz-adular gold-bearing veins with abundant sulphide which are found in the axis of Portovelo-Zaruma and on the NE of the mountains of Santa Barbara. A large halo of gold bearing quartz-calcite and quartz-clorite with abundant sulphide salts and sulphides of lesser importance, the zone 3 surrounds the base of the mineralization of sulphosalts, in N-NW the continuation we observe mineralization of zone 2, for the presence of adularia-sericite, the structures of the vein and the abundance of sulphides and calcite, the mineralization are considered as a part of the now adularia-sericite, corresponding to the epithermal system of gold of the intermediate sulphidation. Quartz veins are predominant as structures of filling in the fractures shown, feeder, compounded, braided sets, and which adopt looped shapes.

Regionally these horizontal mineralized veins move some 15 kms (the region of Portovelo-Zaruma-Ayapamba), and have probable depths of 1,500 m. (this height is measured from the local surface to the height known as the great mine of Casa Negra mined by Sadco). In the district there is a series of veins with layers that go from 60 cm to 8 m taken as a general average 0.80 m. in the narrow veins, as well as the silicified wallrock, has not proved its gold bearing potential, similarly to the typical gold epithermal standard system, there are some zones of bonanza, mineralization of high gold bearing contents (locally called “clavos”) with Geologist Vaca quoting solid values. The largest portion of free gold is recovered by milling and the rest appears with silver sulphides (electrum, sulphosalts with galena) and lead-zinc (galena-esphalerite) with copper in smaller amounts, North Southwards is the predominant direction of the veins of quartz with gold, it presents local variations near the faults crossline. To the South of Amarillo river, veins have variations in a Southeast direction, sub-parallel to the fault of Pinas-Portovelo.

Picacho Concession

The important vein inside the perimeter of the concession called Picacho include: La Cristina, Gen, etc. Secondary veins, small veins and disseminated sulphides are present in the wallrock of main veins, which have been widely ignored until now. The vein called Cristina is a very important gold-bearing structure found in the main region of the mining district, on the Northwest side of the concession. These structures have a N-NE direction. Mineralization in the area has a proportional gold range: silver 1:10 near surface and 1:15 in depth. The continuity extends for 1 to 2 km. in longitudinal directional direction (Cristina vein), and the mines are found in the area starting from 1,360 m a.s.l. to 800 m. a.s.l. at a depth known of mineralization of at least 500 m. The potential of veins vary from 0.40 m to 1.40 m and have an angle of inclination which ranges from 70• to 90•  on the NE. Cristina vein is part of an epithermal system of gold, with milky quartz which is hard but fragile, which contains sulphide minerals such as chalcopyrite (copper), of esphalerite (zinc) and galena (lead). This mineralization is similar to the one commonly found in the area of Portovelo-Zaruma.

Types of Deposit

 Mineralization of gold inside the district is considered a low to intermediate epithermal sulphidation, (Hedenquist, 2000), the superior mesothermal system has the presence of gold, silver, lead, zinc and copper. This type of mineralization typically presents pyrite-pyrrotite-arsenopyrite and esphalerite with high contents of Fe. Minerals of gangue vary in the vein for the presence of stockwork. In disseminated forms gold associates typically to sericite, calcite, the quartz-adularia. This is contrasted with the types of high sulphidation which typically contains gold, pyrite, enargite, luzonite, covellite received by a residual lixiviated base, with quartz-alunite, kaolin, pirophylite or diaspore. A subgroup of low sulphidation stage contains pyrite-tetrahedrite/tennantite-calcopyrite and esphalerite with low contents of Fe. This subgroup is also rich in silver and base metals, compared to the extremes of low sulphidation.

Current Workings

Artisan miners near the Picacho concession, work with a series of Chilean mills to extract free gold from quartz and sulphide ore, producing a concentrate of zinc-copper. The production of these mills is low with an average of 20 tons per day being processed.

During the due diligence, the Geologist’s preliminary estimation of ore in the Picacho concession’s 2 veins known as Cristina and Gen, with an estimated length of 400m, an average potential of 0.8m and an average depth of 600m (evidenced by regional geology of the concession and mineralization) would equate to 1 million tons for the two veins. Secondary veins, breccias and disseminated mineralization has never been mined or determined. Aim is to employ updated mining methods to exploit this resource.

Prospecting Works

 As part of the Picacho due diligence, prospecting work included geological recognition and sampling of the current sediment and litogeochemical sampling was conducted. Samples were collected and tagged and will be tested for gold by way of fire assay testing, with A.A. or final gravimetric testing. In addition, other elements will be analysed in series for 35 elements by induced plasma gathered ( ICP-MS) to prove and know if there is a content of sulphide, hallo effects, standards of alteration and indicating elements.

Prospecting Works to be Done

Air photographs have to be examined to draft the outline of structures and to project the continuity of known mineralized zones. The present and past underground mining work has to be projected , examined and sampled (material of the walls from the vein) in order to have an idea of the zones of enrichment of gold.  The samples will be taken every 3m along each of the cuttings where there are veins. The testing of these samples is for the gold through fire assay and other elements by ICP-MS.

Projects Proposed Program of Exploration and Development

Our exploration programs are directed at defining mineral resources at all the project sites, within a realistic timeframe. We plan to carry out exploration on all projects over a two year period from April 2010 to April 2012 with the aim of advancing the projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

The work programs for the projects is divided into two stages. Stage 1 includes the following:

•

Data compilation

•

Surface (and underground) geological mapping

•

Surface (and underground) geochemical sampling

•

Geophysics

•

Definition of drill targets

Stage 2 includes:

•

Exploration drilling

•

Preliminary metallurgical testwork

•

Scoping studies

Porphyry Creek project is being worked with geological mapping and surface geochemical sampling continuing to locate the hydrothermal system that is indicated from previous reconnaissance mapping. Stage 1 (data compilation, reconnaissance mapping and surface sampling) has commenced.  Stage 1 (geological mapping, surface sampling, geophysics and drill target definition) and Stage 2 (all components) all components from June to December 2010. We have planned for 1,500m of diamond core and RC exploration drilling.

With the Picacho concession, prospecting work being done during the due diligence process is described above under prospecting work to be done.

Projects	Stage Specifics	Time Frame
Porphyry Creek Copper and Gold Project

Stage 1: Data compilation

Reconnaissance geological mapping

Surface geological sampling

Sinking of an exploration shaft

Surface geological mapping

Surface geochemical sampling

Geophysics

Definition of drill targets

Stage 2: Exploration drilling

(1,500m of diamond core & RC)

Preliminary metallurgical testwork

Scoping study

March 2010-July 2010 October 2010-Dec 2010 January 2011-Sept 2011
Picacho Ecuador Gold Project (prospective acquisition)	Due diligence continues on this opportunity. Technical report is being finalized by Geologist. Prospecting work to be done is detailed above.	Will be guided by independent geologist’s final recommendations. .

Intellectual Property and Patents

We have no intellectual property such as patents or trademarks other than experience, know-how and contacts. Additionally, we have no royalty agreements or local labor contracts.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Cambodia, Ecuador and Indonesia

Approvals and authorizations may be required also from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the relevant authorities. Items such as waste approvals may be required from the relevant authorities if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have budgeted for regulatory compliance costs in the proposed work program.

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

Item 1B.

Unresolved Staff Comments

The Company is to reply to a current SEC comments letter relating to the carried value of its mineral rights and internal controls. The Company expects no significant changes to the way it accounts for assets or maintains its internal controls..

Item 2.

Properties

The Company’s business office is located at #15, 291 Street, Sangkat Boeng Kok 1, Tourl Kok District, Phnom Penh, Cambodia.

The description of our mineral properties is set out above under the section entitled “Description of Business.”

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

Quarter Ended	High	Low
December 31, 2009	$0.19	$0.12
September 30, 2009	$0.16	$0.15
June 30, 2009	$0.24	$0.22
March 31, 2009	$0.24	$0.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2009, there were approximately 56 holders of our common stock.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended December 31, 2009.

As at December 31, 2009, we had a nil cash balance. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform due diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

?

our ability to raise additional funding;

?

the market price for minerals that may be found;

?

the results of our proposed exploration programs on the mineral properties; and

?

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through to the period ended December 31, 2009, but have incurred operating expenses in the amount of $1,274,000 for the same period. Our activities have been financed from the proceeds of share subscriptions and additional paid in capital.

For the fiscal year ended December 31, 2009, general and administrative expenses were $73,000, exploration expenses were $391,000 and depreciation expenses were $29,000. For the period from inception on June 26, 2006 through December 31, 2009, general and administrative expenses were $356,000, exploration expenses were $841,000 and depreciation expenses were $77,000

We have received a going concern opinion from our auditors because we have not generated sufficient revenues since our inception to cover our expenses and are therefore sustaining losses, resulting in substantial doubt about our ability to continue as a going concern. From inception (June 26, 2006) to December 31, 2009 our operations have resulted in an accumulated deficit of $1,274,000.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since inception through to and including December 31, 2009, we have raised $1,180,000 through placements of our common shares and other capital contributions from shareholders and related parties. The Company has no cash or cash equivalents as at December 31, 2009.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

We expect to have the appropriate financing commitments in place well in advance of June 30, 2010, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which in turn will result in the loss of the investments of our investors.

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

19

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Elray Resources, Inc.

(An Exploration Stage Company)

Phnom Penh, Cambodia

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended December 31, 2009 and 2008 and the period from June 26, 2006 (Inception) through December 31, 2009. The financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008 and the period from June 26, 2006 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data and loss per share
ASSETS	December 31, 2009	December 31, 2008

Current assets:

Cash	$ -	$ 33
Prepaid Expenses	-	-
Total current assets	-	33
Property and equipment, net	88	117
Mineral properties	-	206
Other assets	1	22
Total assets	$ 89	$ 378

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Accounts payable	$ 12	$ 40
Loan from shareholder	96	96
Total current liabilities	108	136
Total liabilities	108	136

Commitments
Stockholders’ Equity(Deficit):

Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 and 56,437,500 shares issued and outstanding, as at December 31, 2009 and 2008	57	56
Additional paid in capital	1,198	967
Deficit accumulated during the exploration stage	(1,274)	(781)
Total stockholders’ equity (deficit)	(19)	242
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$ 89	$ 378

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009 and 2008 and

for the period from June 26, 2006 (Inception) through December 31, 2009

$  in thousands except for share data and loss per share

	Year ended December 31, 2009	Year ended December 31, 2008	Inception through December 31, 2009
Expenses:
General and administrative	$ 73	$ 74	$ 356
Depreciation	29	29	77
Exploration	391	231	841
Total expenses	493	334	1,274

Net loss	$ (493)	$ (334)	$ (1,274)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	56,744,158	40,184,939

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009 and 2008 and

For the period from June 26, 2006 (Inception) through December 31, 2009

$  in thousands except for share data and loss per share

	Year ended December 31, 2009	Year ended December 31, 2008	Inception through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (493)	$ (334)	$ (1,274)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties	209	-	209
Depreciation	29	29	77
Stock based compensation	74	-	74
Change in non cash assets related to operations
Accounts payable	(28)	39	11
NET CASH USED BY OPERATING ACTIVITIES	(209)	(266)	(903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	(3)	(6)	(209)
Purchase of property and equipment	-	(2)	(165)
Change in other assets	21	4	(1)
Cash acquired from share exchange transaction	-	2	2
CASH FLOWS USED IN INVESTING ACTIVITIES	18	(2)	(373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder/increased creditor	-	96	96
Contributed capital	158	168	1,175
NET CASH PROVIDED BY FINANCING ACTIVITIES	158	264	1,276

NET INCREASE (DECREASE) IN CASH	(33)	(4)	-
Cash, beginning of period	33	37	-
Cash, end of period	$ -	$ 33	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the financial consolidated statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from June 26, 2006 (Inception) through December 31, 2009

$  in thousands except for share data

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	30,000,000	$ 30	$ (25)	$ -	$ 5
Contributed capital from shareholders and related third party	-	-	473	-	473
Net loss for the period	-	-	-	(254)	(254)

Balance, December 31, 2006	30,000,000	30	448	(254)	224
Contributed capital from shareholders and related third party	-	-	376	-	376
Net loss for the period	-	-	-	(193)	(193)

Balance, December 31, 2007	30,000,000	30	824	(447)	407
Contributed capital from shareholders and related third party	-	-	168	-	168
Issuance of shares as a result of share exchange and recapitalization	26,437,500	26	(25)	-	1
Net loss for the period	-	-	-	(334)	(334)

Balance, December 31, 2008	56,437,500	56	967	(781)	242
Issuance of Shares in consideration for mining services	410,000	1	73	-	74
Contribution capital from shareholders and related third party		-	158	-	158
Net loss for the period	-	-	-	(493)	(493)

Balance, December 31, 2009	56,847,500	$ 57	$ 1,198	$ (1,274)	$ (19)

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Elray Resources, Inc (“Elray” or the “Company”), a Nevada corporation formed December 13, 2006, is an exploration stage company and has not yet realized any revenue from its planned operations. Elray is currently in the process of acquiring certain mining claims.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), a Cambodian corporation formed on June 26, 2006, and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  All intercompany balances have been eliminated.

Certain 2008 amounts have been reclassified to conform to 2009 presentation.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of approximately $1,274,000 as of December 31, 2009.  Furthermore, the Company has no cash at December 31, 2009, negative working capital of $108,000, and no current source of revenue.

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

  Furniture and fixtures

10 years

  Mining equipment

6-7 years

  Motor vehicles

  5 years

  Office furniture and equipment

  3 years

Fair Value Policy

Under the FASB ASC, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts payable and loan from shareholder approximate fair value due to the immediate or short-term maturities of these financial instruments. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Mineral properties

The Company accounts for mineral property costs in accordance with Securities and Exchange Commission Industry Guide 7.  The Company capitalizes mineral property acquisition costs.  Exploration and development expenditures are expensed as incurred until such time that the Company has determined that when a mineral property can be economically developed as a result of establishing proven and probable reserves, at which point the costs incurred to develop such property will be capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Valuation of Long - Lived Assets

FASB ASC 360 ‘Property, Plant and Equipment” requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discounted operations.

In accordance with the provisions of FASB ASC 360, management of the Company reviews the carrying value of its mineral properties on a regular basis.  Estimated undiscounted future cash flows from the mineral properties is compared with the current carrying value in order to determine if an impairment exists.

Reductions to the carrying value, if necessary, are recorded to the extent net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

During the fourth quarter of 2009, management determined mineral properties to be impaired and recorded an impairment charge of approximately $209,000, which is included in mining costs in the accompanying statements of operations.

Stock Based Compensation

Stock based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Income Tax

Elray follows FASB ASC 740 ‘Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

Comprehensive Income

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 “Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recently Adopted Accounting Standards

Effective July 1, 2009, we adopted the FASB ASC 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of FASB ASC 105 did not have a material impact on our consolidated results of operations or financial condition.

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of FASB ASC 825 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, we adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in FASB ASC 810, “Consolidation.” In accordance with FASB ASC 810, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets. The adoption of FASB ASC 810 did not have a material impact on our consolidated results of operations or financial condition..

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of FASB ASC 820-10 did not have a material impact on our consolidated results of operations or financial condition.

Recently Issued Accounting Standards

The Company does not expect that the future adoption of any recently issued accounting pronouncements will have a material impact on our financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2009	December 31, 2008
Mining equipment	$ 119,048	$ 119,048
Office furniture and equipment	4,824	4,824
Furniture and fittings	1,380	1,380
Motor vehicles	39,600	39,600
	164,852	164,852
Less: accumulated amortization	(76,674)	(48,265)
Property and equipment, net	$ 88,178	$ 116,587

Depreciation expense for the years ending December 31, 2009 and 2008 are approximately $29,000 each year..

NOTE 5 – RELATED PARTY LOANS

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2010 when the loan becomes payable. The loan balance as at December 31, 2009 is $96,000.

Shareholders and a related third party contributed capital to the Company totaling approximately $158,000 and $168,000 as at December 31, 2009 and December 31, 2008, respectively.  The providers of the contributed funds formally agreed to the Company treatment in its financial statements recognizing no amounts are to be repaid to the providers.

NOTE 6 – COMMON STOCK

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

In addition, 410,000 common shares were issued to a mining consultant in consideration for providing geological, satellite imaging analyses, commissioning and transporting earthmoving equipment services for a value of approximately $ 74,000.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31,	December 31,
	2009	2008
Refundable Federal income tax attributable to:
Current Operations	$ 168,000	$ 114,000
Less, Change in valuation allowance	(168,000)	(114,000)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$ 433,000	$ 266,000
Less, change in valuation allowance	(433,000)	(266,000)
Net deferred tax asset	$ -	$ -

At December 31, 2009, Elray had an unused net operating loss carryover approximating $1,274,000 that is available to offset future taxable income; it expires beginning in 2027.

NOTE 9 – COMMITMENTS

Elray leases real property for its head office on a month to month basis.  Rental expense included in general and administrative expenses for the twelve months period ended December 31, 2009 was $12,200.

The Company has executed a Letter of Intent with Compania Minera Monteverde S.A. (“Monteverde”) to purchase 99% of the share capital of Monteverde comprising a 99% interest in Monteverde’s ‘Picacho’ gold property concession, code number 300869 located in the El Oro Province, Canton Atahualpa, Ecuador. Subject to completion of satisfactory due diligence and the execution of the Share Exchange Agreement, consideration of USD 800,000 to be paid on or before June 14, 2010, after a term extension was signed on March 15, 2010.

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that controls and procedures were effective as of December 31, 2009.

(b)   Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, and reports on controls by the Company’s audit committee, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

Item 10.

Directors, Executive Officers and Corporate Governance

Our executive officers and director and their ages and titles as of the date of this Current Report on Form 10-K are as follows:

Name of Director	Age	Position
Barry J. Lucas	59	President and Director
Michael J. Malbourne	66	Secretary, Treasurer and Director
Neil R. Crang	60	Director

The current terms of all our board members runs until the next annual meeting of the stockholders, unless earlier terminated.

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

Michael J. Malbourne: Michael Malbourne had more than 12 years mining projects experience in USA, Canada, Australia, New Guinea and Asia with Caterpillar Tractor Company and its Dealer networks. He is a certified practicing accountant, chartered secretary and registered tax agent. He is an experienced manager in marketing, finance, manufacturing and controller roles over 30 years plus with large research & development, manufacturing, earthmoving and banking companies.

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

Significant Employees and Consultants

We have no employees other than our two executive officers. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis.

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

Item 11.

Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal periods ended December 31, 2008 and December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Barry J. Lucas. President, Director Michael J. Malbourne. Secretary, Treasurer, Director Neil R. Crang. Director	2008 2009 2008 2009 2008 2009	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31 2009.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned	Percent Owned (1)
Cc Common Stock	Barry J. Lucas # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director and President	10,000,000	17.72%
Common Stock	Michael J Malbourne ( for Elmside Pty Ltd) # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director, Secretary and Treasurer	10,000,000	17.72%
Common Stock	Neil R. Crang 4 Tullo Place Richmond Victoria Australia	Director	0	0
Common Stock	Borey Cham # 11, Street 360 Sangkat Boeng Keng Kung 3 Khan Chamcar Mon Phnom Penh, Cambodia	5% shareholder	10,000,000	17.72%

(1)

The percent ownership of shares is based on 56,847,500 shares of common stock issued and outstanding as of the date of this Current Report.

(2)

Under the rules of the Commission, a person (or group of persons) is deemed to be a " beneficial owner " of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

• Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law,son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons

• Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company.

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to loan the Company funds on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2010.  The amount outstanding as at December 31, 2009 was $96,000.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray total 56,847,500. Former shareholders of Angkor Wat currently hold 50.3% of the issued and outstanding shares of Elray.

Item 14.

Principal Accounting Fees and Services

The following table shows the fees billed by LBB & Associates, Ltd. LLP, current auditors for the Company, for the fiscal years ended December 31, 2009 and December 31, 2008:

	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit Fees	28,336	16,935
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under “ Item 8. Financial Statements and Supplementary Data, ” pages 19 through 30 and are included as part of this report:

Financial Statements of the Company for the fiscal year ended December 31, 2009:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Cash Flows

Consolidated Statements of Stockholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 42 of this report, and are incorporated herein by this reference.

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

/s/ Michael J. Malbourne

Michael J Malbourne

Director and Secretary

April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Barry J. Lucas

Barry J. Lucas

President and Director

/s/ Michael J. Malbourne

Michael J Malbourne

Director and Secretary

April 15, 2010