Form 10-Q
period 2010-03-31
ELRAY RESOURCES, INC.
filed 2010-05-14
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

01161407313942

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ √ ]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ √ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [ √ ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 56,847,500 shares of common stock issued and outstanding as of April 30, 2010.

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

SIGNATURES

EXHIBIT 31.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data
ASSETS	March 31, 2010	December 31, 2009
	(unaudited)
Current assets:

Cash	$ -	$ -
Prepaid Expenses	-	-
Total current assets	-	-
Property and equipment, net	81	88
Mineral properties	-	-
Other assets	1	1
Total assets	$ 82	$ 89

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable	$ 17	$ 12
Loans from shareholder	104	96
Total current liabilities	121	108
Total liabilities	121	108

Commitments
Stockholders’ Deficit:

Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 shares issued and outstanding, as at March 31, 2010 and December 31, 2009	57	57
Additional paid in capital	1,206	1,198
Deficit accumulated during the exploration stage	(1,302)	(1,274)
Total stockholders’ deficit	(39)	(19)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 82	$ 89

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009 and

for the period from June 26, 2006 (Inception) through March 31, 2010

$  in thousands except for share data and loss per share

(unaudited)

	Three months ended March 31, 2010	Yea Thr Three months En ended March 31 201 2009	Inception through March 31, 2010
Expenses:
General and administrative	$ 15	$ 17	$ 371
Depreciation	7	7	84
Exploration	6	21	847
Total expenses	28	45	1,302

Net loss	$ (28)	$ (45)	$ (1,302)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares outstanding:
Basic and diluted	56,847,500	56,437,500

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009 and

For the period from June 26, 2006 (Inception) through March 31, 2010

$  in thousands

Unaudited	Three months ended March 31, 2010	Three months ended March 31, 2009	Inception through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28)	$ (45)	$ (1,302)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties	-	-	209
Depreciation	7	5	84
Stock based compensation	-	-	74
Change in non cash assets related to operations
Accounts payable	5	(10)	16
NET CASH USED BY OPERATING ACTIVITIES	(16)	(50)	(919)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	(3)	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	-	21	(1)
Cash acquired from share exchange transaction	-	-	2
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	18	(373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder	8	-	104
Contributed capital	8	-	1,183
NET CASH PROVIDED BY FINANCING ACTIVITIES	16	-	1,292

NET INCREASE (DECREASE) IN CASH	-	(32)	-
Cash, beginning of period	-	33	-
Cash, end of period	$ -	$ 1	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the consolidated financial statements

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2009 on Form 10-K filed on April 15, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2009 have been omitted.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $1,302,000 as of March 31, 2010.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY LOANS

The Company received proceeds from a shareholder of $8,000 during the period. This advance bears no interest, is unsecured and is due on demand.

NOTE 4 – COMMITMENTS

Company has executed a Letter of Intent with Compania Minera Monteverde SA to purchase 99% of the share capital of Monteverde comprising a 99% interest in Monteverde’s ‘Picacho’ gold property concession , code number 300869 located in the El Oro Province, Canton Atahualpa, Ecuador. Subject to completion of satisfactory due diligence and the execution of the Share Exchange Agreement, the Company must pay consideration of $800,000 on or before June 14, 2010, after a term extension was signed on March 15, 2010.

NOTE 5 – CONTRIBUTED CAPITAL

The Company received $8,000 of contributed capital during the three months ended March 31, 2010.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended December 31, 2009.

Overview

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006. Its wholly owned subsidiary, Angkor Wat Minerals Ltd. was incorporated in Cambodia on June 26, 2006.

The Company is in the business of base metal and energy exploration and development and currently owns a 100% interest in Porphyry Creek, a 90 square kilometer gold and copper claim located in Cambodia and a Letter of Intent to acquire 99% of Minera Monteverde SA, comprising a 99% interest in the assets of Monteverde’s “Picacho” gold property code 300869 located in the El Oro Province, Canton Atahualpa, Ecuador.

Plan of Operation

The Company has commenced a two year program to run from April 2010 to April 2012 with the aim of advancing the projects to a stage where they are ready for early resource definition drilling. Porphyry Creek to be progressed to early completion of initial exploration drilling of defined drill targets.

The Works Program is divided into two stages as follows:

Stage 1

• data compilation and assessment

• surface and underground geological mapping

• surface and underground geochemical sampling

• geophysics

• definition of drill targets

• Sinking of an exploration shaft

Stage 2

• exploration drilling (selective)

• preliminary metallurgical test work

• scoping studies (comprehensive)

Porphyry Creek project is being worked with geological mapping and surface geochemical sampling continuing to locate the hydrothermal system that is indicated from previous reconnaissance mapping. After the Stage 1 program is well advanced, plans are for 1,500 meters of diamond core and reverse circulation exploration drilling to follow the sinking of an exploration shaft.

With the Picacho concession, prospecting work being done during the due diligence process included geological recognition and sampling of the current sediment and litogeochemical sampling was conducted. Samples were collected and tagged and will be tested for gold by way of fire assay testing, with AA or final gravimetric testing. In addition, other elements will be analysed in series for 35 elements by induced plasma gathered (ICP-MS) to prove and know is a content of sulphide, hallo effects, standards of alteration and indicating elements.

Prospecting works to be done include air photographs to be examined to draft the outline of structures and to project the continuity of known mineralized zones. The present and past underground mining work has to be projected, examined and sampled (material of the walls from the vein) in order to have an idea of the zones of enrichment of gold. Samples will be taken every 3m along each of the cuttings where there are veins. The testing of these samples is for the gold through fire assay and other elements by ICP-MS.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended March 31, 2010 and 2009, general and administrative expenses were $15,000 and $17,000 and exploration expenses were $6,000 and $21,000 respectively.

Net Loss

We incurred net losses from operations of $28,000 and $45,000 for the three months ended March 31, 2010 and 2009 respectively.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of shares of common stock during the quarter ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2010, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

May 14, 2010