Form 10-Q
period 2010-06-30
ELRAY RESOURCES, INC.
filed 2010-09-09
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

x QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

01161407313942

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ √ ]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any. every Interactive Data File required to be submitted and posted pursuant to Rule 40S of Regulation S-T (§232.40S of this chapter) during the preceding 12 months. [√ ]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ √ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [ √ ] No

The issuer had 56,847,500 shares of common stock issued and outstanding as of August 31, 2010.

TABLE OF CONTENTS

ITEMS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SIGNATURES

EXHIBIT 31.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share data (unaudited)
	June 30, 2010	December 31, 2009

ASSETS
Current assets	$ -	$ -
Property and equipment, net	74	88
Other assets	1	1
Total assets	$ 75	$ 89

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 35	$ 12
Loans from shareholder	109	96
Total liabilities	144	108

Commitments

Stockholders’ Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 shares issued and outstanding, as at June 30, 2010 and December 31, 2009	57	57
Additional paid in capital	1,206	1,198
Deficit accumulated during the exploration stage	(1,332)	(1,274)
Total stockholders’ deficit	(69)	(19)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 75	$ 89

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and six months ended June 30, 2010 and 2009 and for the period from June 26, 2006 (Inception) through June 30, 2010

$ in thousands except for share data and loss per share

(unaudited)

	Three months ended June 30,		Six Months ended June 30		Inception through June 30,
	2010	2009	2010	2009	2010
Expenses:
General and administrative	$ 21	$ 31	$ 36	$ 48	$ 392
Depreciation	7	7	14	14	91
Exploration	2	61	8	82	849
Total expenses	30	99	58	144	1,332

Net loss	$ (30)	$ (99)	$ (58)	$ (144)	$ (1,332)

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic and diluted	56,847,500	56,838,489	56,847,500	56,639,102

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended June 30, 2010 and 2009

For the period from June 26, 2006 (Inception) through June 30, 2010

$ in thousands

(unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Inception through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (58)	$ (144)	$ (1,332)
Adjustments to reconcile net loss to cash used by operating activities: Impairment of mineral properties	-	-	209
Stock issued for services		74	74
Depreciation	14	14	91
Liabilities change	23	(5)	35
Prepaid expenses	-	(29)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(21)	(90)	(923)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	(3)	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	-	21	(1)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	18	(375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholders	13	-	109
Contributed capital	8	40	1,184
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21	40	1,298

NET DECREASE IN CASH	-	(32)	-
Cash, beginning of period	-	33	-
Cash, end of period	$ -	$ 1	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2009 on Form 10-K filed on April 15, 2010.

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

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $1,332,000 as of June 30, 2010.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company received

-

advances from a shareholder of $13,000, compared to nil for the six months ended June 30, 2009.  This advance bears no interest, is unsecured and is due on demand.

-

capital contributions of $8,000, compared to $40,000 for the six months ended June 30, 2009.

NOTE 4 – COMMITMENTS

Company has executed a Letter of Intent with Compania Minera Monteverde SA to purchase 99% of the share capital of Monteverde comprising a 99% interest in Monteverde’s ‘Picacho’ gold property concession, code number 300869 located in the El Oro Province, Canton Atahualpa, Ecuador. Subject to completion of satisfactory due diligence and the execution of the Share Exchange Agreement, the Company must pay consideration of $800,000 on or before September 15, 2010, after a term extension was signed on June 15, 2010.

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

Plan of Operation

The Company has commenced a two year program to run from August 2010 to August 2012 with the aim of advancing the projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

The Works Program is divided into two stages as follows:

Stage 1

• data compilation and assessment

• surface and underground geological mapping

• surface and underground geochemical sampling

• geophysics

• definition of drill targets

• Sinking of an exploration shaft

Stage 2

• exploration drilling (selective)

• preliminary metallurgical test work

• scoping studies (comprehensive)

The Porphyry Creek project is being worked with geological mapping and surface geochemical sampling continuing to locate the hydrothermal system that is indicated from previous reconnaissance mapping. After the Stage 1 program is well advanced, plans are for 1,500 meters of diamond core and reverse circulation exploration drilling to follow the sinking of an exploration shaft.

With the Picacho concession, prospecting work being done during the due diligence process included geological recognition and sampling of the current sediment and litogeochemical sampling. Samples were collected and tagged and will be tested for gold by way of fire assay testing, with AA or final gravimetric testing. In addition, other elements will be analysed in series for 35 elements by induced plasma gathered (ICP-MS) to determine the presence of sulphide, hallo effects, standards of alteration and indicating elements.

Prospecting works to be done include air photographs to be examined to draft the outline of structures and to project the continuity of known mineralized zones. The present and past underground mining work has to be projected, examined and sampled (material of the walls from the vein) in order to have an idea of the zones of enrichment of gold. Samples will be taken every 3m along each of the cuttings where there are veins. The testing of these samples for gold is through fire assay and other elements by ICP-MS.

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended June 30, 2010 and 2009, general and administrative expenses were $21,000 and $31,000, respectively, and exploration expenses were $2,000 and $61,000, respectively. The decrease in exploration expenses was a result of the early arrival of the southwest monsoon and concentration of due diligence on the Ecuador concession.

Net Loss

We incurred net losses from operations of $30,000 and $99,000 for the three months ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the six months ended June 30, 2010 and 2009, general and administrative expenses were $36,000 and $48,000, respectively, and exploration expenses were $8,000 and $82,000, respectively. Expenditure was reduced due to a concentration on due diligence on the Ecuador concession opportunity.

Net Loss

We incurred net losses from operations of $58,000 and $144,000 for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Since its inception, the Company has financed its cash requirements from the sale of common stock and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

Due to our lack of operating history and present inability to generate revenues, there is substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place have been effective in ensuring that   information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of shares of common stock during the quarter ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2010, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

September 9, 2010