Form 10-Q
period 2010-09-30
ELRAY RESOURCES, INC.
filed 2010-11-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

x QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

01161407313942

(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ √ ]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any. every Interactive Data File required to be submitted and posted pursuant to Rule 40S of Regulation S-T (§232.40S of this chapter) during the preceding 12 months. [  ]  Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ √ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [ √ ] No

The issuer had 56,847,500 shares of common stock issued and outstanding as of November 11, 2010.

TABLE OF CONTENTS

ITEMS

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

SIGNATURES

EXHIBIT 31.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS   ADOPTED

EXHIBIT 31.2      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

EXHIBIT 32.1      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS $ in thousands except for share and per share data (unaudited)
	September 30, 2010	December 31, 2009

ASSETS
Current assets	$ -	$ -
Property and equipment, net	66	88
Other assets	1	1
Total assets	$ 67	$ 89

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 38	$ 12
Loans from shareholder	120	96
Total liabilities	158	108

Commitments	-	-

Stockholders’ Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 56,847,500 shares issued and outstanding, as at September 30, 2010 and December 31, 2009	57	57
Additional paid-in capital	1,206	1,198
Deficit accumulated during the exploration stage	(1,354)	(1,274)
Total stockholders’ deficit	(91)	(19)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 67	$ 89

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009,

nine months ended September 30, 2010 and 2009 and

for the period from June 26, 2006 (Inception) through September 30, 2010

$ in thousands except for share and per share data

(unaudited)

	Three months ended September 30,		Nine Months ended September 30		Inception through September 30,
	2010	2009	2010	2009	2010
Expenses:
General and administrative	$ 11	$ 47	$ 47	$ 95	$ 403
Depreciation	7	7	21	21	98
Exploration	4	40	12	122	853
Total expenses	22	94	80	238	1,354

Net loss	$ (22)	$ (94)	$ (80)	$ (238)	$ (1,354)

Net loss per share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding - basic and diluted	56,847,500	56,847,500	56,847,500	56,709, 332

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2010 and 2009 and

for the period from June 26, 2006 (Inception) through September 30, 2010

$ in thousands

(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Inception through September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (80)	$ (238)	$ (1,354)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services	-	74	-
Depreciation	22	21	98
Change in accounts payable	26	(11)	38
CASH FLOWS USED IN OPERATING ACTIVITIES	(32)	(154)	(1,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	(3)	-
Purchase of property and equipment	-	-	(164)
Change in other assets	-	21	(1)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	18	(165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	57
Loans from shareholders	24	-	120
Contributed capital	8	104	1,206
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32	104	1,383

NET DECREASE IN CASH	-	(32)	-
Cash, beginning of period	-	33	-
Cash, end of period	$ -	$ 1	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $1,354,000 as of September 30, 2010.  Elray's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company received:

-

advances from a shareholder of $24,000 and nil for the nine months ended September 30, 2010 and 2009, respectively.  This advance bears no interest, is unsecured and is due on demand.

-

capital contributions of $8,000 and $104,000 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 – COMMITMENTS

Company has executed a Letter of Intent with Compania Minera Monteverde SA to purchase 99% of the share capital of Monteverde comprising a 99% interest in Monteverde’s ‘Picacho’ gold property concession, code number 300869 located in the El Oro Province, Canton Atahualpa, Ecuador. Subject to completion of satisfactory due diligence and the execution of the Share Exchange Agreement, consideration agreed for payment is $800,000. Agreement has not yet been reached on other clauses in the Agreement including a proposed settlement date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statements contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended December 31, 2009.

Overview

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006. Its wholly-owned subsidiary, Angkor Wat Minerals Ltd. was incorporated in Cambodia on June 26, 2006.

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

Plan of Operation

The Company is advanced on a two year program running from August 2010 to August 2012 with the aim of progressing the projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

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

With the Picacho concession, prospecting work being done during the due diligence process included geological recognition and sampling of the current sediment and litogeochemical sampling. Samples were collected, tagged and tested for gold by way of fire assay testing, with AA or final gravimetric testing. In addition, other elements are being analysed in series for 35 elements by induced plasma gathered (ICP-MS) to determine the presence of sulphide, hallo effects, standards of alteration and indicating elements.

Prospecting works include air photographs to be examined to draft the outline of structures and to project the continuity of known mineralized zones. The present and past underground mining work has to be projected, examined and sampled (material of the walls from the vein) in order to have an idea of the zones of enrichment of gold. Samples will be taken every 3m along each of the cuttings where there are veins. The testing of these samples for gold is through fire assay and other elements by ICP-MS.

Results of Operations

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended September 30, 2010 and 2009, general and administrative expenses were $11,000 and $47,000, respectively, and exploration expenses were $4,000 and $40,000, respectively.

Net Loss

We incurred net losses from operations of $22,000 and $94,000 for the three months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the nine months ended September 30, 2010 and 2009, general and administrative expenses were $47,000 and $95,000, respectively, and exploration expenses were $12,000 and $122,000, respectively.

Net Loss

We incurred net losses from operations of $80,000 and $238,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of shares of common stock during the quarter ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. (Removed and Reserved)

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

November 15, 2010