Form 10-K
period 2010-12-31
ELRAY RESOURCES, INC.
filed 2011-04-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes    [√ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,899,223.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 742,302,228 shares of common stock issued and outstanding as of March 21, 2011.

Documents incorporated by reference: None.

Table of Contents

Item

Page

PART I

Item 1

Business

4

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

12

Item 2.

Properties

12

Item 3.

Legal Proceedings

12

Item 4.

(Removed and Reserved)

12

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.  12

Item 6.

Selected Financial Data.

14

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.  14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

16

Item 8.

Financial Statements and Supplementary Data.

16

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  33

Item 9A.

Controls and Procedures.

33

Item 9B.

Other Information.

34

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

34

Item 11.

Executive Compensation.

37

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  37

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

38

Item 14.

Principal Accounting Fees and Services.

39

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

39

SIGNATURES

41

PART I

Item 1

Business

DESCRIPTION OF BUSINESS

In General

Elray Resources, Inc. (“Elray” or ‘Company’) was incorporated in Nevada on December 13, 2006. Angkor Wat Minerals Ltd. (“Angkor Wat”), the wholly-owned subsidiary of the Company, was incorporated in Cambodia on June 26, 2006. Elray is an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). Elray is engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits discovered.

Elray currently own a 100% interest in Porphyry Creek, a 90 sq km gold and copper claim located in Cambodia. The Letter of Intent to acquire 99% of Minera Monteverde SA, comprising a 99% interest in the assets of Monteverde’s “Picacho” gold property code 300869 located in the El Oro Province, Canton Atahualpa, Ecuador was terminated due to the terms for the source of funding to effect settlement were not deemed to be commercial, resulting in Elray providing formal notice that it had terminated the Letter of Offer.

The Company conducts due diligence on other mineral prospects in the normal course of its business and may enter into additional joint ventures in the near future.

A subsequent event which occurred on February 23, 2011: Elray acquired 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited., a British Virgin Islands company (“Splitrock”), in consideration of the issue of 592,454,728 common shares.  Splitrock is in the online gaming business.  On the closing date, pursuant to the terms of the Acquisition Agreement, Anthony Goodman, representing the shareholders of Splitrock acquired the 592,454,728 shares of Elray’s common stock, which resulted in a change of control under which 79% of the shares of Elray are now held by the previous shareholders of Splitrock.  In accordance with the Acquisition Agreement, Barry J Lucas resigned as Chairman and Director and in his place was elected Anthony Goodman; Neil Crang resigned as Director and in his place was elected Donald Radcliffe and Roy Sugarman; Michael J Malbourne resigned as Secretary and in his place was elected David E Price, Esq.

The shares issue resulted in a Change of Control under which 79% of the shares of Elray are now held by the previous Splitrock Shareholders.

Further About Splitrock Ventures (BVI) Limited

Splitrock Ventures is an online gaming business, owning intellectual property in the gaming arena and providing online gaming products as well as gaming services to markets globally, where such activity is legal. Splitrock precludes players in the United States from participating in online gaming through sophisticated technological techniques.

The existing officers and directors of Elray have resigned and the directors nominated by Splitrock Ventures; Donald Radcliffe, Dr. Roy Sugarman and Anthony Goodman, have been elected to the board of Elray Resources. Anthony Goodman has been appointed Chief Executive and Chief Financial Officer of Elray with immediate effect.

Splitrock is an established Global Online Gaming entity which owns and licenses Gaming Intellectual Property, Gaming Domains, Trademarks and Player Databases. Operations are headquartered in Curacao, Netherland Antilles and maintain offices, representatives and support facilities in the United States, United Kingdom, Australia, South Africa, Mauritius, Israel and the Philippines. Splitrock's business model is to offer Internet Gaming Products to non-US players in jurisdictions where online gaming is permitted.

Splitrock’s gaming operations are currently available in six languages and five currencies.

The Company has opened corporate offices in New York City in order to meet operational requirements put forth by lawmakers in pending state and federal legislation. Under the proposed bills, internet-enabled gaming operations must adhere to strict rules including locally based operations and technology that allows for IP address restrictions and user age verification.

To assist in all areas of gaming compliance, Splitrock has engaged a leading gaming law firm in the US to provide guidance to ensure that all gaming and related activities are in compliance with the laws of the US.

The Company states that with the establishment of a New York office, it is fully compliant with all pending legislation changes allowing for potential entry into the US online gaming market. Company technology already meets the state and federal standards proposed and the opening of the New York office is the final step.

About Our Mineral Claims

•

During April, 2009 an Independent Technical Report on Cambodian and Indonesian Projects was prepared in fulfillment of the requirements for a Canadian National Instrument 43-101, Standard of Disclosure for Mineral Projects. The Technical Report describes the essential features of the Company’s exploration and program recommendations.

•

On the Porphyry Creek Test Pitting Program, the program involved the completion of 2 exploration trenches. Trench 1 was cut on a line perpendicular to Porphyry Creek, and commenced in the area where mineralized outcrop has been observed in the past, and around the bed of Porphyry Creek. Trench 2 was located immediately adjacent to the area known as “the French Pit.”  The success of the exploration has geologists pressing the Company to move forward on current and planned works and to move immediately to commence a drilling program for the copper and gold Porphyry Creek project.

Mineral Exploration Licenses

The Company is registered with the Cambodian Ministry of Industry, Mines and Energy (“MIME”) to conduct exploration and mining activities in Cambodia. The Company is also scheduled to visit officials in Indonesia, Canada and the USA on completion of its due diligence program to ensure it can comply with new mining laws and procedures being introduced.

On completion of a feasibility study, the license holder can apply to the Council for the Development of Cambodia (“CDC”) for an Industrial Mining License (“IML”) which can be granted for a period of up to 30 years. Mineral royalties, tax rates and other conditions relating to a mining operation in Cambodia are normally negotiated with the Government at the time of the application for an IML.

The mineral exploration license for the Porphyry Creek project, renewed during 2010, resulted from the company having completed its committed works program, which met MIME’s requirements, with the project being recorded as ‘in good standing’.

Porphyry Creek Project

The Porphyry Creek project is the Company’s immediate development priority. Results from the current works program continue to confirm the potential of the copper and gold project and will greatly assist the Company as it actively seeks the necessary funding to advance development.

The project is located approximately 290 km north of Phnom Penh in an area considered to have potential to host a copper porphyry system with copper and gold mineralization, based upon reconnaissance geological mapping and sampling.

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

The ground falls across 2 topographic and 2 geological map sheets with the south-western corner near the junction of the map sheets at 105 degrees and 13 degrees 30 minutes. The ground is variably hilly rising from about 60 meters to 190 meters elevation. It is crossed by a number of small streams with a major stream, the Stung Sen, which is approximately 5km to the East. There is limited population on the ground in the area and towards the northeast, some villages are seen.

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

Work completed to date

Equipment used in the trenching program was D8 bulldozers and 12 tonne excavators.

Trench 1, located at 5000858E, 1494233 (Indian – Thailand datum) was started near the outcrop previously discovered in the bed of Porphyry Creek and was cut directly north from that location for a distance 60m. On completion, the trench was approximately 5m wide and 3m deep.

Trench 2, located at 500914E, 1494233 (Indian – Thailand datum) immediately south of the French Pit was 30m long by 5m wide and 4.5m deep. Most of the work was completed by the bulldozer, with the excavator used to bed down to fresh rock.

Four mineralized zones were intercepted as follows (from South to North):

i)

Located at the site of the original outcrop in the bed of Porphyry Creek. This zone was traced for a distance of approximately 10m along strikes to the Northwest.  The zone is approximately 1.5m wide and comprises a series of steeply dipping joints in Diorite that trend slightly West of North. The joint spacing ranges 50-250 mm, with thickness ranging 1-3 mm. All joints observed are filled with weathered clays. Slickensides and striations are observable on numerous joint surfaces. These indicate sub-vertical upward displacement along the joint planes. Most of the joint surfaces display thick veneers of Malachite and Azurite. Some minor occurrences of Chalcopyrite were observed, usually immediately beneath the Azurite veneers. Highly oxidized pyrite was also present in some hand samples. It might be expected that the occurrence of sulphides will increase with increasing depth down dip.

ii)

Located approximately 17m north of site 1 and occupying a zone 2.5m wide. Again, the mineralization is centered on a series of steeply dipping joints spaced between 100 and 280 mm. Abundant Malachite and Azurite occur on the joint surfaces, with the veneers sometimes up to 1 mm thick. The joint sets have the same general trend as those observed at site 1. The mineralization is again intimately associated with the geological structure.

iii)

Site 3 is located approximately 12m immediately North of site 2. The un-weathered outcrop was exposed revealing a similar pattern of mineralization to that observed at the other sites. One sample collected contained a 1 cm thick band of sulphide. The host rock was unusual in that it comprised a diorite brecca. This rock was formed in a zone of intense deformation where pathways have been opened for the passage of the hydrothermal solutions and ultimately, precipitation of the observed minerals. Exposing more of this third site is recommended as being a priority. The mineralized outcrop appears to line up well with the trend of the French Pit and it may transpire that the zone intercepted in that pit continues through site 3. This would demonstrate continuity along strike of 100m.

iv)

The “French Pit” and surrounding area was examined in detail and strong evidence was gathered to demonstrate the occurrence of a 4th mineralized zone in the area. A drainage ditch was excavated at the eastern end of the pit to enable future investigations.

Trenching works and sampling continue to be conducted under the supervision of an independent geologist and, on three separate occasions, Mines Department geologists and mapping specialists.

A pioneer road was cut through (and maintained) to the works area.

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

Additionally, strong relationships exist with well-equipped Australian and Vietnamese drilling contractors operating on nearby projects.

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

Mineralization

Bulk samples were collected from in and around the mineralized zones in Trench 1 (PCT1 series samples), and from float in the mullock heap surrounding the French Pit (FP series samples). Approximately 100kg of samples was collected from the three Trench 1 outcrops and 10kg from the French Pit. The samples, apart from PCT1-0004, contained rocks displaying variable mineralization intensity, and are therefore reasonably representative. Sample PCT1-0004 was assayed separately, owing to its obvious intense mineral content.

The samples were sent to Mineral Assay and Services Co Ltd, an internationally accredited laboratory located in Bangkok, Thailand. All samples were assayed for gold, silver, arsenic, copper, lead and zinc. Of the metals tested for, copper and gold grades stand out. As a result, a large sampling exercise is part of the planned works program.

Observations

Both fracture controlled copper mineralization and weak to moderate alteration with some disseminated copper mineralization within the altered granite rock mass has major significance, as these may represent the surface expression of a deep seated copper or copper-gold type porphyry mineralization target.

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

Projects Proposed Program of Exploration and Development

Our exploration programs are directed at defining mineral resources at all the project sites within a realistic timeframe. We plan to carry out exploration on all projects over a two year period from April 2011 to April 2013, with the aim of advancing the projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

The work program for the projects is divided into two stages. Stage 1 includes the following:

•

Data compilation

•

Surface (and underground) geological mapping

•

Surface (and underground) geochemical sampling

•

Geophysics

•

Definition of drill targets

Stage 2 includes:

•

Exploration drilling

•

Preliminary metallurgical testwork

•

Scoping studies

The Porphyry Creek project is being worked with geological mapping, with surface geochemical sampling continuing to locate the hydrothermal system that is indicated from previous reconnaissance mapping. Stage 1 (data compilation, reconnaissance mapping and surface sampling) has commenced.  Stage 1 (geological mapping, surface sampling, geophysics and drill target definition) and Stage 2 (all components) is planned to commence from June to December 2011. We have planned for 1,500m of diamond core and RC exploration drilling.

Project	Stage Specifics	Time Frame
Porphyry Creek Copper and Gold Project

Stage 1: Data compilation

Reconnaissance geological mapping

Surface geological sampling

Sinking of an exploration shaft

Surface geological mapping

Surface geochemical sampling

Geophysics

Definition of drill targets

Stage 2: Exploration drilling

(1,500m of diamond core & RC)

Preliminary metallurgical testwork

Scoping study

March 2011-July 2011 October 2011-Dec 2011 January 2012-Sept 2012

Intellectual Property and Patents

We have no intellectual property, such as patents or trademarks, other than experience, know-how and contacts. Additionally, we have no royalty agreements or local labor contracts.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Cambodia, Indonesia and North America

Approvals and authorizations may be required also from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the relevant authorities. Items such as waste approvals may be required from the relevant authorities if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact study may be required.

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

(vi)

The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and

(vii)

There will have to be an impact report of the work on the local fauna and flora, including a study of potentially endangered species.

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

(Removed and Reserved)

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

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Bulletin Board.

	2010		2009
Quarter Ended	High	Low	High	Low
December 31	$0.01	$0.01	$0.19	$0.12
September 30	$0.02	$0.02	$0.16	$0.15
June 30	$0.05	$0.06	$0.24	$0.22
March 31	$0.16	$0.16	$0.24	$0.11

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2010, there were approximately 56 holders of our common stock.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited consolidated financial statements for the period ended December 31, 2010.

As at December 31, 2010, we had a nil cash balance. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform due diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

•

the market price for minerals that may be found;

•

the results of our proposed exploration programs on the mineral properties; and

•

our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through December 31, 2010, but have incurred operating expenses in the amount of $1,367,000 for the same period. Our activities have been financed from the proceeds of share subscriptions and additional paid-in capital.

For the fiscal year ended December 31, 2010, general and administrative expenses were $47,000, exploration expenses were $17,000 and depreciation expenses were $29,000. For the period from inception on June 26, 2006 through December 31, 2010, general and administrative expenses were $404,000, exploration expenses were $858,000 and depreciation expenses were $105,000.

For the fiscal year ended December 31, 2009, general and administrative expenses were $73,000, exploration expenses were $391,000 and depreciation expenses were $29,000. For the period from inception on June 26, 2006 through December 31, 2009, general and administrative expenses were $356,000, exploration expenses were $841,000 and depreciation expenses were $77,000.

There is substantial doubt about our ability to continue as a going concern because we have not generated any revenues since our inception to cover our expenses and are therefore, sustaining losses, resulting in substantial doubt about our ability to continue as a going concern. From inception (June 26, 2006) to December 31, 2010 our operations have resulted in an accumulated deficit of $1,367,000.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since inception through December 31, 2010, we have raised $1,206,000 through placements of our common shares and other capital contributions from shareholders and related parties. The Company has no cash or cash equivalents as at December 31, 2010.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters.

We expect to have the appropriate financing commitments in place well in advance of June 30, 2011, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 8.

Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Elray Resources, Inc.

(An Exploration Stage Company)

Phnom Penh, Cambodia

We have audited the accompanying consolidated balance sheet of Elray Resources, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2010 and the period from June 26, 2006 (Inception) through December 31, 2010.  The consolidated financial statements are the responsibility of management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements.  The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 include total revenues and net loss of $0 and $1,274,000, respectively.  Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from June 26, 2006 (Inception) through December 31, 2010, insofar as it relates to amounts for prior periods through December 31, 2009, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and the period from June 26, 2006 (Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Elray Resources, Inc.

(An Exploration Stage Company)

Phnom Penh, Cambodia

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2009 and the period from June 26, 2006 (Inception) through December 31, 2009.  The financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 and the period from June 26, 2006 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 12, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) CONSOLIDATED BALANCE SHEETS ($ in thousands except for share data and loss per share)
ASSETS	December 31, 2010	December 31, 2009

Current assets:

Cash	$ -	$ -
Total current assets	-	-
Property and equipment, net	59	88
Mineral properties	-	-
Other assets	1	1
Total assets	$ 60	$ 89

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable	$ 34	$ 12
Loan(s) from shareholder	130	96
Total current liabilities	164	108
Total liabilities	164	108

Commitments and contingencies

Stockholders’ Deficit:
Common stock, $0.001 par value, 1,500,000 shares authorized, 56,847,500 shares issued and outstanding, as at December 31, 2010 and December 31, 2009	57	57
Additional paid-in capital	1,206	1,198
Deficit accumulated during the exploration stage	(1,367)	(1,274)
Total stockholders’ deficit	(104)	(19)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 60	$ 89

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the twelve months ended December 31, 2010 and 2009 and

for the period from June 26, 2006 (Inception) through December 31, 2010

($ in thousands except for share data and loss per share)

	Year ended December 31, 2010	Year ended December 31, 2009	Inception through December 31, 2010
Expenses:
General and administrative	$ 47	$ 73	$ 404
Depreciation	29	29	105
Exploration	17	391	858
Total expenses	93	493	1,367

Net loss	$ (93)	$ (493)	$ (1,367)

Net loss per share:
Basic and diluted	$ (0.01)	$ (0.01)
Weighted average shares outstanding:
Basic and diluted	56,847,500	56,744,158

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2010 and 2009 and

for the period from June 26, 2006 (Inception) through December 31, 2010

($ in thousands except for share data and loss per share)

	Year ended December 31, 2010	Year ended December 31, 2009	Inception through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (93)	$ (493)	$ (1,367)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties	-	209	209
Depreciation	29	29	105
Stock-based compensation	-	74	74
Change in operating assets and liabilities:
Accounts payable	22	(28)	34
NET CASH USED BY OPERATING ACTIVITIES	(42)	(209)	(945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	(3)	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	-	21	1
Cash acquired from share exchange transaction	-	-	2
CASH FLOWS PROVDIED BY (USED IN) INVESTING ACTIVITIES	-	18	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder	34	-	105
Contributed capital	8	158	1,206
NET CASH PROVIDED BY FINANCING ACTIVITIES	42	158	1,316

NET INCREASE (DECREASE) IN CASH	-	(33)	-
Cash, beginning of period	-	33	-
Cash, end of period	$ -	$ -	$ -

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from June 26, 2006 (Inception) through December 31, 2010

($ in thousands except for share data)

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	30,000,000	$ 30	$ (25)	$ -	$ 5
Contributed capital from shareholders and related third party	-	-	473	-	473
Net loss for the period	-	-	-	(254)	(254)

Balance, December 31, 2006	30,000,000	30	448	(254)	224
Contributed capital from shareholders and related third party	-	-	376	-	376
Net loss for the period	-	-	-	(193)	(193)

Balance, December 31, 2007	30,000,000	30	824	(447)	407
Contributed capital from shareholders and related third party	-	-	168	-	168
Issuance of shares as a result of share exchange and recapitalization	26,437,500	26	(25)	-	1
Net loss for the period	-	-	-	(334)	(334)

Balance, December 31, 2008	56,437,500	56	967	(781)	242
Issuance of Shares in consideration for mining services	410,000	1	73	-	74
Contributed capital from shareholders and related third party	-	-	158	-	158
Net loss for the period	-	-	-	(493)	(493)

Balance, December 31, 2009	56,847,500	57	1,198	(1,274)	(19)
Contributed capital from shareholders	-	-	8	-	8
Net loss for the period	-	-	-	(93)	(93)

Balance December 31, 2010	56,847,500	$ 57	$ 1,206	$ (1,367)	$ (104)

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada corporation formed on December 13, 2006, is an exploration stage company and has not yet realized any revenue from its planned operations. Elray has been in the process of acquiring certain mining claims.

On February 23, 2011, Elray acquired 100% of the issued and outstanding shares of Splitrock Ventures Ltd., a BVI company, (“Splitrock”) for 592,454,728  common shares.  Splitrock is in the online gaming business.  See note 9.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of approximately $1,367,000 as of December 31, 2010.  Furthermore, the Company has no cash at December 31, 2010, negative working capital of $164,000, and no current source of revenue.

Elray’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.

Elray’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost, with depreciation and amortization provided using the straight-line method over the assets’ useful life.

Furniture and fixtures

10 years

Mining equipment

6-7 years

Motor vehicles

5 years

Office furniture and equipment

3 years

Fair Value Policy

Under the FASB Codification, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB Codification, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts payable and loans from shareholder and approximate fair value due to the immediate or short-term maturities of these financial instruments.

Mineral properties

The Company capitalizes mineral property acquisition costs.  Exploration and development expenditures are expensed as incurred until such time that the Company has determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, at which point the costs incurred to develop such property will be capitalized. The capitalized costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Valuation of Long - Lived Assets

Recognition of impairment of long-lived assets is required in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale, whether reported in continuing operations or in discounted operations.

Management of the Company reviews the carrying value of its mineral properties on a regular basis.  Estimated undiscounted future cash flows from the mineral properties are compared with the current carrying value in order to determine if an impairment exists.

Reductions to the carrying value, if necessary, are recorded to the extent net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

During the fourth quarter of 2009, management determined mineral properties to be impaired and recorded an impairment charge of approximately $209,000, which was included in exploration costs in 2009 in the accompanying statements of operations.

Stock-Based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is typically the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Income Tax

Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recently Issued Accounting Standards

The Company does not expect that the future adoption of any recently issued accounting pronouncements will have a material impact on our financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Mining equipment	$ 119,048	$ 119,048
Office furniture and equipment	4,824	4,824
Furniture and fittings	1,380	1,380
Motor vehicles	39,600	39,600
	164,852	164,852
Less: accumulated amortization	(105,025)	(76,674)
Property and equipment, net	$ 59,827	$ 88,178

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $29,000 each year.

NOTE 5 – RELATED PARTY LOANS

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 30, 2010, when the loan becomes payable. The loan balance as at December 31, 2010 is $105,592

Shareholders and a related third party contributed capital to the Company totaling approximately $8,000 and $158,000 for the years ended December 31, 2010 and 2009,

respectively.  The providers of the contributed funds formally agreed to the Company treatment in its financial statements, recognizing no amounts are to be repaid to the providers.

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

In addition, 410,000 common shares were issued to a mining consultant in consideration for providing geological, satellite imaging analyses, commissioning and transporting earthmoving equipment services for a value of approximately $74,000.

NOTE 7 – INCOME TAXES

The provision for federal income tax consists of the following:

	December 31,	December 31,
	2010	2009

Federal income tax benefit	$ 32,000	$ 168,000
Less change in valuation allowance	(32,000)	(168,000)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$ 465,000	$ 433,000
Less, change in valuation allowance	(465,000)	(433,000)
Net deferred tax asset	$ -	$ -

At December 31, 2010, Elray had an unused net operating loss carryover approximating $1,367,000 that is available to offset future taxable income; it expires beginning in 2027.  The utilization of some or all of the net operating losses may be restricted as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended, by the change in ownership described in Note 9.

The Company has no unusual taxation issues related to its Cambodian, Indonesian or other country activities.

NOTE 8 – COMMITMENTS

Elray leases real property for its head office on a month to month basis.  Rental expense included in general and administrative expenses for the twelve months period ended December 31, 2010 was $5,200 and for December 31, 2009 was $12,200.

NOTE 9 – SUBSEQUENT EVENTS

On January 25, 2011, Elray increased the number of authorized common shares to 750,000,000 shares.  On March 28, 2011, Elray increased the number of authorized common shares to 1,500,000,000 shares.

On February 23, 2011, Elray acquired 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (British Virgin Islands Company) for 592,454,728 common shares.  Splitrock is in the online gaming business.

On the closing date, pursuant to the terms of the Acquisition Agreement, Anthony Goodman, acquired 592,454,728 shares of Elray’s common stock on behalf of the Splitrock Shareholders, which resulted in a change of control under which 79% of the shares of Elray’s common stock is now held by the previous Shareholders of Splitrock. As a result of this transaction Anthony Goodman now holds 1.81% of the shares of Elray’s common stock.

In accordance with the Acquisition Agreement, Barry J. Lucas resigned as Chairman and Director and in his place was elected Anthony Goodman; Neil Crang resigned as Director and in his place was elected Donald Radcliffe and Roy Sugarman; Michael J. Malbourne resigned as Secretary and in his place was elected David E. Price, Esq.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000.00 for 93,000,000 shares in the company.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report, except as follows.

On June 22, 2010, LBB & Associates Ltd., LLP notified the Company that effective that date, the firm resigned as auditor.  The Company has appointed GBH CPAs, PC as auditor. That decision was approved by the Board of Directors on August 20, 2010.

Item 9A.

Controls and Procedures.

Disclosure controls and procedures

(a)  Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that controls and procedures were effective as of December 31, 2010.

(b)   Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, and reports on controls by the Company’s audit committee, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

(c)   Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and director and their ages and titles as of the date of this Current Report on Form 10-K are as follows:

Name of Director	Age	Position
Barry J. Lucas	60	President and Director
Michael J. Malbourne	67	Secretary, Treasurer and Director
Neil R. Crang	60	Director

The current terms of all our board members runs until the next annual meeting of the stockholders, unless earlier terminated.

Biographical Information

Barry J. Lucas: Barry Lucas, an Australian national from Western Australia, has had more than 26 years experience in the mining industry in Australia, Africa and South East Asia. Barry has been on the Board of Directors of several mining companies in Australia and is a founding shareholder, director and President of Angkor Wat Minerals Ltd. Over the past eleven years, Barry has been actively involved in sourcing for new mineral deposits throughout Asia and has strong Government and business relationships in

Cambodia and Indonesia. Barry was previously a Director of publicly listed Clifford Minerals Ltd.

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

Audit & Risk Management Committee

Messrs. Crang and Malbourne are the members of our Audit and Risk Management Committee. The committee provides advice and assistance to the Board in fulfilling the Board’s responsibilities relating to the Company’s financial statements and financial and market reporting processes. This responsibility includes the role of monitoring risk oversight and internal control needs of the company including internal accounting and financial control systems, internal audit, external audit, risk management and such other matters as the Board may request from time to time.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the fiscal years ended December 31, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Barry J. Lucas. President, Director Michael J. Malbourne. Secretary, Treasurer, Director Neil R. Crang. Director	2009 2010 2009 2010 2009 2010	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0	0 0 0 0 0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31 2010.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned	Percent Owned (1)
Cc Common Stock	Barry J. Lucas # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director and President	10,000,000	17.6%
Common Stock	Michael J Malbourne ( for Elmside Pty Ltd) # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Director, Secretary and Treasurer	10,000,000	17.6%
Common Stock	Neil R. Crang 4 Tullo Place Richmond Victoria Australia	Director	0	0
Common Stock	Borey Cham # 11, Street 360 Sangkat Boeng Keng Kung 3 Khan Chamcar Mon Phnom Penh, Cambodia	5% shareholder	8,604,576	15.1%

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

On September 5, 2008, Elmside Pty Ltd, a company related to a director, agreed to loan the Company funds on an as-needed basis to fund the business operations and expenses of the Company until June 30, 2010.  The amount outstanding as at December 31, 2010 was $130,393.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray total 56,847,500. Former shareholders of Angkor Wat currently hold 50.3% of the issued and outstanding shares of Elray.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees billed by auditors for the Company, for the fiscal years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$ 42,290	$28,336
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

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

/s/ Anthony Goodman

Anthony Goodman

President and Chief Financial Officer

April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman

Anthony Goodman

President and Chief Financial Officer

April 15, 2011

(Principal Executive Officer and

  Principal Accounting Officer)

/s/ Donald Radcliffe

Donald Radcliffe

Director

April 15, 2011

/s/ Roy Sugarman

Roy Sugarman

Director

April 15, 2011