Form 10-Q
period 2011-03-31
ELRAY RESOURCES, INC.
filed 2011-05-23
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File # 000-52727

ELRAY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0526438
(IRS Employer Identification Number)

575 Madison Avenue, Suite 1006,  New York, NY 10022 (Address of principal executive offices)
(917) 775-9689
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ √ ]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ √ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes    [√ ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 742,302,228 shares of common stock issued and outstanding as of April 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
$ in thousands except for share and per share data
(unaudited)

ASSETS	March 31, 2011	December 31, 2010

Current assets:
Cash	$-	$-
Total current assets	-	-
Property and equipment, net	52	59
Mineral properties	-	-
Other assets	1	1
Total assets	$53	$60

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$48	$34
Loans from shareholder	40	130
Total liabilities	88	164

Commitments
Stockholders’ Deficit:

Common stock, $0.001 par value, 1,500,000,000 shares authorized, 742,302,228 shares issued and 149,847,500 shares outstanding at March 31, 2011 and 56,847,500 shares issued and outstanding at December 31, 2010	150	57
Additional paid-in capital	2,229	1,206
Deficit accumulated during the exploration stage	(2,414)	(1,367)
Total stockholders’ deficit	(35)	(104)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$53	$60

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2011 and 2010 and
for the period from June 26, 2006 (Inception) through March 31, 2011
$ in thousands except for share and per share data
(unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Inception through March 31, 2011
Expenses:
General and administrative	$20	$15	$424
Compensation expense to related party for extinguishment of debt	1,016	–	1,016
Depreciation	7	7	112
Exploration	4	6	862
Total operating expenses	1,047	28	2,414

Net loss	$(1,047)	$(28)	$(2,414)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	108,514,167	56,847,500

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010 and
For the period from June 26, 2006 (Inception) through March 31, 2011
$ in thousands
(unaudited)
	Three months ended March 31, 2011	Three months ended March 31, 2010	Inception through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047)	$(28)	$(2,414)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties	-	-	209
Depreciation	7	7	112
Stock-based compensation	-	-	74
Compensation expense to related party for extinguishment of debt	1,016	-	1,016
Change in operating assets and liabilities:
Accounts payable and accrued expenses	14	5	48
NET CASH USED BY OPERATING ACTIVITIES	(10)	(16)	(955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	-	-	(209)
Purchase of property and equipment	-	-	(165)
Change in other assets	-	-	1
Cash acquired from share exchange transaction	-	-	2
CASH FLOWS USED BY INVESTING ACTIVITIES	-	-	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5
Loans from shareholder	10	8	215
Contributed capital	-	8	1,206
NET CASH PROVIDED BY FINANCING ACTIVITIES	10	16	1,426

NET INCREASE (DECREASE) IN CASH	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Common stock issued for conversion of debt	$100	$-	$100

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2010 on Form 10-K filed on April 15, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2010 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $2,414,000 as of March 31, 2011.  Elray's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY LOANS

During the three months ended March 31, 2011, the Company received proceeds from a shareholder of $10,000 during the period. This advance bears no interest, is unsecured and is due on demand.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 93,000,000 shares of the Company’s common stock.  The shares were valued at $1,116,000 ($0.012 per share based upon market price) and $1,016,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

NOTE 4 – EQUITY

On January 25, 2011, Elray increased the number of authorized common shares to 750,000,000 shares.  On March 28, 2011, Elray increased the number of authorized common shares to 1,500,000,000 shares.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 93,000,000 shares of the Company’s common stock.

NOTE 5 – SUBSEQUENT EVENTS

On February 23, 2011, the Company entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares.  Splitrock is in the online gaming business.  These shares were issued as of February 23, 2011, but were held in trust until the closing of the acquisition.  The agreement to acquire Splitrock was closed on May 13, 2011.

On the closing date, pursuant to the terms of the Acquisition Agreement, Anthony Goodman acquired 592,454,728 shares of Elray’s common stock on behalf of the Splitrock Shareholders, which resulted in a change of control under which 79% of the shares of Elray’s common stock is now held by the previous Shareholders of Splitrock.

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

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the year ended December 31, 2010.

Overview

Elray Resource, Inc. was incorporated in Nevada on December 13, 2006. Its wholly-owned subsidiary, Angkor Wat Minerals Ltd. was incorporated in Cambodia on June 26, 2006.

The Company was originally in the business of base metal and energy exploration and development and currently owns a 100% interest in Porphyry Creek, a 90 square kilometer gold and copper claim located in Cambodia.

On February 23, 2011, the Company determined to expand its operations and entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares. The agreement to acquire Splitrock closed on May 13, 2011. Splitrock Ventures is an online gaming company that operates online gaming web sites and provides gaming, back office and marketing services to independent third party operators into global markets, where such activity is legal.

Plan of Operation

The Company is advanced on a two year program run from April 2010 to April 2012 with the aim of progressing its metal and energy exploration projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

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

Results of Operations

For the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended March 31, 2011 and 2010, general and administrative expenses were $20,000 and $15,000 and exploration expenses were $4,000 and $6,000 respectively.  During the three months ended March 31, 2011, the Company recognized $1,016,000 of compensation expense as a result of the extinguishment of a $100,000 debt to Elmside Pty Ltd., a related party, for 93,000,000 shares of common stock valued at $1,116,000.

Net Loss

We incurred net losses from operations of $1,047,000 and $28,000 for the three months ended March 31, 2011 and 2010, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.  Our auditors identified some material adjustments related to non-cash transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 23, 2011, the Company entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares. The agreement to acquire Splitrock closed on May 13, 2011.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 93,000,000 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. Remove and Reserved

ITEM 5. OTHER INFORMATION

(a) On February 25, 2011 an 8-K was filed to record the entry into an agreement to acquire Splitrock. On May 10, 2011 an amendment was filed to the effect that the closing of the agreement for the acquisition of Splitrock was delayed to May 13, 2011

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

May 23, 2011