Form 10-Q
period 2011-06-30
ELRAY RESOURCES, INC.
filed 2011-08-24
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 817,302,228 shares of common stock issued and outstanding as of July 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
$ in thousands except for share and per share data
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$15	$–
Total current assets	15	–
Property and equipment, net	46	59
Mineral properties	–	–
Other assets	1	1
Total assets	$62	$60

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$35	$34
Loans from shareholder	59	130
Total liabilities	94	164

Commitments

Stockholders’ Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 817,302,228 shares issued and 224,847,500 shares outstanding at June 30, 2011 and 56,847,500 shares issued and outstanding at December 31, 2010	225	57
Additional paid-in capital	3,052	1,206
Deficit accumulated during the exploration stage	(3,309)	(1,367)
Total stockholders’ deficit	(32)	(104)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62	$60

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2011 and 2010
 and six months ended June 30, 2011 and 2010
 and for the period from June 26, 2006 (Inception) through June 30, 2011
$ in thousands except for share data and loss per share
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception through June 30,
	2011	2010	2011	2010	2011
Expenses:
General and administrative	$726	$21	$751	$36	$1,155
Compensation expense to related party for extinguishment of debt	161	–	1,177	–	1,177
Depreciation	7	7	14	14	119
Exploration	–	2	–	8	858
Total operating expenses	894	30	1,942	58	3,309
					–
Net loss	$(894)	$(30)	$(1,942)	$(58)	$(3,309)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	215,413,739	56,847,500	192,897,260	56,847,500

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010 and
For the period from June 26, 2006 (Inception) through June 30, 2011
$ in thousands
(unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010	Inception through June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,942)	$(58)	$(3,309)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties			209
Stock issued for services	720	–	794
Compensation expense to related party for extinguishment of debt	1,177	–	1,177
Depreciation	13	14	118
Changes in operating assets and liabilities:
Prepaid expenses	–	–	–
Accounts payable and accrued expenses	1	23	35
CASH FLOWS USED IN OPERATING ACTIVITIES	(31)	(21)	(976)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	–	–	(209)
Purchase of property and equipment	–	–	(165)
Change in other assets	–	–	1
Cash acquired from share exchange transaction	–	–	2
CASH FLOWS USED IN INVESTING ACTIVITIES	–	–	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–	5
Loans from shareholders	46	13	151
Contributed capital	–	8	1,206
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	46	21	1,352

NET INCREASE IN CASH	15	–	15
Cash, beginning of period	–	–	–
Cash, end of period	$15	$–	$15

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	–	–	–
Non-cash investing and financing activities
Common stock issued for subsequently cash received	10,000	–	10,000

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued.

Recent Accounting Pronouncements

Elray’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $3,309,000 as of June 30, 2011.  Elray's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY LOANS

During the six months ended June 30, 2011, the Company received proceeds from shareholders of $36,000.  This advance bears no interest, is unsecured and is due on demand.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 93,000,000 shares of the Company’s common stock.  The shares were valued at $1,116,000 ($0.012 per share based upon market price) and $1,016,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

On May 26, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $7,000 for 14,000,000 shares of the Company’s common stock.  The shares were valued at $168,000 ($0.012 per share based upon market price) and $161,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

NOTE 4 – EQUITY

On January 25, 2011, Elray increased the number of authorized common shares to 750,000,000 shares.  On March 28, 2011, Elray increased the number of authorized common shares to 1,500,000,000 shares.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 93,000,000 shares of the Company’s common stock.

On May 26, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $7,000 for 14,000,000 shares of the Company’s common stock.

On May 26, 2011, Elray issued 60,000,000 shares of the Company’s common stock as compensation for services provided in relation to the acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation.

On June 30, 2011, Elray issued 1,000,000 shares of the Company’s common stock for $10,000 cash to the Princess Trust.

NOTE 5 – SUBSEQUENT EVENTS

On February 23, 2011, the Company entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares.  Splitrock is in the online gaming business.  These shares were issued as of February 23, 2011, but were held in trust until the closing of the acquisition and were considered issued but not outstanding at June 30, 2011.  The agreement to acquire Splitrock was closed on July 29, 2011.

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

On July 29, 2011, the Company sold its wholly-owned subsidiary, Angkor Wat Minerals Ltd to Goldmine Resources PLC.  Goldmine Resources PLC, acquired 100 % of Angor Wat Minerals and its Cambodian Gold Exploration projects in exchange for 74,230,220 of its ordinary shares, which Elray Resources distributed to its shareholders as a special stock dividend of one share of Goldmine Resources PLC for each of 10 shares held in Elray Resources by shareholders of record as of July 29th, 2011

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On February 23, 2011, the Company determined to expand its operations and entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares. The agreement to acquire Splitrock closed on July 29, 2011. Splitrock Ventures is an online gaming company that operates online gaming web sites and provides gaming, back office and marketing services to independent third party operators into global markets, where such activity is legal.

Plan of Operation

The Company is advanced on a two year program run from April 2010 to April 2012 with the aim of progressing its metal and energy exploration projects to a stage where they are ready for early resource definition drilling. Porphyry Creek is slated to be progressed to early completion of initial exploration drilling of defined drill targets.

The Works Program is divided into two stages as follows:

Stage 1

●	data compilation and assessment
●	surface and underground geological mapping
●	surface and underground geochemical sampling
●	geophysics
●	definition of drill targets
●	Sinking of an exploration shaft

Stage 2

●	exploration drilling (selective)
●	preliminary metallurgical test work
●	scoping studies (comprehensive)

The Porphyry Creek project is being worked with geological mapping and surface geochemical sampling continuing to locate the hydrothermal system that is indicated from previous reconnaissance mapping. After the Stage 1 program is well advanced, plans are for 1,500 meters of diamond core and reverse circulation exploration drilling to follow the sinking of an exploration shaft.

Results of Operations

For the Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended June 30, 2011 and 2010, general and administrative expenses were $726,000 and $21,000 and exploration expenses were $0 and $2,000 respectively.   The increase in general and administrative expense was a result of consulting fees paid through the issuance of 60 million common shares valued at $720,000 as compensation for services provided in relation to the acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation, resulting in additional expenditure of $720,000 in the quarter.  During the three months ended June 30, 2011, the Company recognized $161,000 of compensation expense as a result of the extinguishment of a $7,000 debt to Elmside Pty Ltd., a related party, for 14,000,000 shares of common stock valued at $168,000.

Net Loss

We incurred net losses from operations of $894,000and $30,000 for the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2001

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the six months ended June 30, 2011 and 2010, general and administrative expenses were $751,000 and $36,000, respectively, and exploration expenses were $0 and $8,000, respectively The increase in general and administrative expense was a result of consulting fees paid through the issuance of 60 million common shares valued at $720,000 as compensation for services provided in relation to the acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation, resulting in additional expenditure of $720,000 in the quarter.   During the six months ended June 30, 2011, the Company recognized $1,177,000 of compensation expense as a result of the extinguishment of a $107,000 debt to Elmside Pty Ltd., a related party, for 107,000,000 shares of common stock valued at $1,284,000.

Net Loss

We incurred net losses from operations of $1,942,000 and $58,000 for the six months ended June 30, 2011 and 2010, respectively.

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

On May 26, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $7,000 for 14,000,000 shares of the Company’s common stock.

On May 26, 2011, Elray issued 60,000,000 shares of the Company’s common stock as compensation for services provided in relation to the acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation.

On June 30, 2011, Elray issued 1,000,000 shares of the Company’s common stock for $10,000 cash to the Princess Trust.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  Remove and Reserved

ITEM 5.  OTHER INFORMATION

(a) On February 25, 2011 an 8-K was filed to record the entry into an agreement to acquire Splitrock. On May 10, 2011, an amendment was filed to the effect that the closing of the agreement for the acquisition of Splitrock was delayed to May 13, 2011.  On July 19, 2011, an additional amendment was filed to the effect that the closing of the agreement for the acquisition of Splitrock was delayed to July 29, 2011.

ITEM 6.  EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Elray Resources, Inc.*

3.2	Bylaws of Elray Resources, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*    Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference
**  To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Anthony Goodman
Anthony Goodman
President and Chief Financial Officer

August 23, 2011