Form 10-Q
period 2011-09-30
ELRAY RESOURCES, INC.
filed 2011-11-21
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(917) 775-9689
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 817,302,228 shares of common stock issued and 224,847,500 shares outstanding as of November 15, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
$ in thousands except for share and per share data
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$-	$–
Total current assets	-	–
Property and equipment, net	39	59
Mineral properties	–	–
Other assets	1	1
TOTAL ASSETS	$40	$60

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$40	$34
Loans from shareholder	45	130
Total liabilities	85	164

Commitments

Stockholders’ Deficit:
Common stock, $0.001 par value, 1,500,000,000 shares authorized, 817,302,228 shares issued and 224,847,500 shares outstanding at September 30, 2011 and 56,847,500 shares issued and outstanding at December 31, 2010	225	57
Additional paid-in capital	3,052	1,206
Deficit accumulated during the exploration stage	(3,322)	(1,367)
Total stockholders’ deficit	(45)	(104)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40	$60

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2011 and 2010
 and nine months ended September 30, 2011 and 2010
 and for the period from June 26, 2006 (Inception) through September 30, 2011
$ in thousands except for share data and loss per share
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception through September 30,
	2011	2010	2011	2010	2011
Expenses:
General and administrative	$6	$11	$757	$47	$1,161
Compensation expense to related party for extinguishment of debt	-	–	1,177	–	1,177
Depreciation	7	7	21	21	126
Exploration	–	4	–	12	858
Total operating expenses	13	22	1,955	80	3,322
					–
Net loss	$(13)	$(22)	$(1,955)	$(80)	$(3,322)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	224,847,500	56,847,500	171,257,756	56,847,500

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2011 and 2010 and
For the period from June 26, 2006 (Inception) through September 30, 2011
$ in thousands
(unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Inception through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,955)	$(80)	(3,322)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment of mineral properties	–	–	209
Stock issued for services	720	–	794
Compensation expense to related party for extinguishment of debt	1,177	–	1,177
Depreciation	20	22	126
Changes in operating assets and liabilities:
Prepaid expenses	–	–	–
Accounts payable and accrued expenses	6	26	40
CASH FLOWS USED IN OPERATING ACTIVITIES	(32)	(32)	(977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral properties	–	–	(209)
Purchase of property and equipment	–	–	(165)
Change in other assets	–	–	1
Cash acquired from share exchange transaction	–	–	2
CASH FLOWS USED IN INVESTING ACTIVITIES	–	–	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–	5
Loans from shareholders	32	24	137
Contributed capital	–	8	1,206
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32	32	1,348

NET INCREASE IN CASH	–	–	–
Cash, beginning of period	–	–	–
Cash, end of period	$-	$–	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$–	$–	$–
Income taxes paid	–	–	–
Non-cash investing and financiing activities:
Common stock issued for cash paid to Splitrock	10,000	-	10,000
Common shares issued for settlement of debt	107,000	-	107,000

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2010 on Form 10-K filed on April 15, 2011.

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

NOTE 2 – GOING CONCERN

Elray has recurring losses and has a deficit accumulated during the exploration stage of $3,322,000 as of September 30, 2011.  Elray's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Elray has no current source of revenue. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – RELATED PARTY LOANS

During the nine months ended September 30, 2011, the Company received proceeds from shareholders of $22,000.  The advances bear no interest, are unsecured and are due on demand.

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

On May 26, 2011, Elray issued 60,000,000 shares of the Company’s common stock valued at $720,000 (or $0.012 per share) as compensation for services provided in relation to the acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation.

On June 30, 2011, Elray issued 1,000,000 shares of the Company’s common stock for $10,000 cash to the Princess Trust.

NOTE 5 – GAMING ACQUISITION

On February 23, 2011, the Company entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares.   These shares were issued as of February 23, 2011, but are being held in trust until the closing of the acquisition and were considered issued but not outstanding at September 30, 2011.  The agreement to acquire Splitrock was scheduled to close on July 29, 2011.  The anticipated acquisition of Splitrock has been delayed due to a restructure and an amended agreement is currently being finalized.  It is anticipated that the new amended agreement will be only the acquisition of certain assets of Splitrock. It is expected to be executed within 45 days from the filing date of this Form 10-Q.

On the closing date, pursuant to the terms of the acquisition agreement, Anthony Goodman will acquire 592,454,728 shares of Elray’s common stock on behalf of the Splitrock Shareholders, which will result in a change of control under which 79% of the shares of Elray’s common stock will be held by the previous Shareholders of Splitrock.

In accordance with the acquisition agreement, Barry J. Lucas resigned as Chairman and Director and in his place was elected Anthony Goodman; Neil Crang resigned as Director and in his place was elected Donald Radcliffe and Roy Sugarman; Michael J. Malbourne resigned as Secretary and in his place was elected David E. Price, Esq.

NOTE 6 – SALE OF SUBSIDIARY

On July 29, 2011, the Company’s Board of Directors declared a stock dividend in order to spin off its wholly-owned subsidiary, Angkor Wat Minerals Ltd to Goldmine Resources PLC. The stock dividend, while approved, has not been issued to date due to  share pro-rata reevaluation issues.  Goldmine Resources PLC, is to acquire 100% of Angor Wat Minerals and its Cambodian Gold Exploration projects in exchange for a certain number of its ordinary shares, which Elray Resources intends to distribute to its shareholders as a special stock dividend of one share of Goldmine Resources PLC for each of 10 shares held in Elray Resources by shareholders of record. Said final share evaluation and exchange is expected within 60 days of the filing date of this Form 10-Q, at which time the spin off shall be executed and completed.

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

On February 23, 2011, the Company determined to expand its operations and entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares. The anticipated acquisition of Splitrock has been delayed due to a restructure and an amended agreement is currently being finalized. It is anticipated that the new amended agreement will be only the acquisition of certain assets of Splitrock. It is expected to be executed within the next 45 days.

On July 29, 2011, the Company’s Board of Directors declared a stock dividend in order to spin off its wholly-owned subsidiary, Angkor Wat Minerals Ltd to Goldmine Resources PLC. The stock dividend, while approved, has not been issued to date due to  share pro-rata reevaluation issues.  Goldmine Resources PLC, is to acquire 100% of Angor Wat Minerals and its Cambodian Gold Exploration projects in exchange for a certain number of its ordinary shares, which Elray Resources intends to distribute to its shareholders as a special stock dividend of one share of Goldmine Resources PLC for each of 10 shares held in Elray Resources by shareholders of record. Said final share evaluation and exchange is expected within 60 days of the filing date of this Form 10-Q, at which time the spin off shall be executed and completed.

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

Results of Operations

For the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended September 30, 2011 and 2010, general and administrative expenses were $6,000 and $11,000 and exploration expenses were $0 and $4,000 respectively.  The decrease in general and administrative expense was primarily a result of winding down of mining operation due to the planned divestment of the Angor Wat mining operation and the transition to an online gaming operation.

Net Loss

We incurred net losses from operations of $13,000 and $22,000 for the three months ended September 30, 2011 and 2010, respectively.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the nine months ended September 30, 2011 and 2010, general and administrative expenses were $757,000 and $47,000, respectively, and exploration expenses were $0 and $12,000, respectively The increase in general and administrative expense was a result of consulting fees paid through the issuance of 60 million common shares valued at $720,000 as compensation for services provided in relation to the planned acquisition of Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation.  During the nine months ended September 30, 2011, the Company recognized $1,177,000 of compensation expense as a result of the extinguishment of a $107,000 debt to Elmside Pty Ltd., a related party, for 107,000,000 shares of common stock valued at $1,284,000.

Net Loss

We incurred net losses from operations of $1,955,000 and $80,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 23, 2011, the Company entered into an agreement to acquire 100% of the Share capital of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 Shares. The terms of the Agreement to acquire Splitrock are currently being amended, though finalization is expected within the next 45 days.

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

ITEM 4.  Remove and Reserved

ITEM 5.  OTHER INFORMATION

(a) On February 25, 2011 an 8-K was filed to record the entry into an agreement to acquire Splitrock. On May 10, 2011, an amendment was filed to the effect that the closing of the agreement for the acquisition of Splitrock was delayed to May 13, 2011.  On July 19, 2011, an additional amendment was filed to the effect that the closing of the agreement for the acquisition of Splitrock was delayed to July 29, 2011. Said agreement is currently being revised and is expected within the next 45 days.

ITEM 6.  EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Elray Resources, Inc.*

3.2	Bylaws of Elray Resources, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_______
*    Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

Date: November 21, 2011	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer