Form 10-K
period 2011-12-31
ELRAY RESOURCES, INC.
filed 2012-04-13
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

x ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File # 000-52727

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

575 Madison Avenue, Suite 1006,  New York, NY 10022

(Address of principal offices)

(917) 775-9689

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes    [√ ] No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,337,472, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0098. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 1, 2012, the registrant had 844,092,578 shares of its Common Stock, $0.001 par value, outstanding.

Documents incorporated by reference: None.

1

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Elray Resources, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1 Business

DESCRIPTION OF BUSINESS

In General

Elray Resources, Inc. (“Elray” or “Company”) was incorporated in Nevada on December 13, 2006. Angkor Wat Minerals Ltd. (“Angkor Wat”), the wholly-owned subsidiary of the Company, was incorporated in Cambodia on June 26, 2006. Elray was an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). Elray was engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits discovered.

Elray owned a 100% interest in Porphyry Creek, a 90 square kilometer gold and copper claim located in Cambodia. On February 10, 2011, Elray entered into an agreement to dispose of Angkor Wat Minerals in exchange for 56,847,500 ordinary shares of Cambodian Gold PLC, and the majority shareholders and board of directors of the Company approved a dividend of 56,847,500 shares of Cambodian Gold PLC to the Elray shareholders of record as of February 7, 2011 on a basis of one share of Cambodian Gold for each share owned in Elray. As of the current date, Cambodian Gold PLC has failed to take transfer of the gold mining assets and issue the shares in exchange. Elray has failed to find a buyer for these assets and has discontinued maintenance and exploitation of the gold mining properties. Exploitation of the gold mining properties is not part of the current business strategy and therefore does not justify the expenditure and resources necessary to maintain and exploit them.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, in consideration of the issuance of 592,454,728 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 592,454,728 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock. In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, the Company has issued 592,454,728 shares to the shareholders of Splitrock as full consideration therefore.

The shares issued resulted in a change of control under which 70% of the shares of Elray are now held by the previous Splitrock shareholders.

The existing officers and directors of Elray have resigned and the directors nominated by Splitrock; Messrs. Radcliffe, Sugarman, and Goodman, were elected to the board of Elray Resources. Mr. Goodman has been appointed Chief Executive and Chief Financial Officer of Elray with immediate effect. On October 27, 2011, Donald Radcliffe resigned as director and Michael Silverman was appointed as his replacement.

As part of the Amended Splitrock Agreement, Elray acquired gaming intellectual property, gaming domains, trademarks and player databases (“Splitrock IP”), and is currently in the process of developing a new online casino utilizing third party software. Elray’s strategy is to provide online gaming to players in markets where such activities are legal.

The Company has opened corporate offices in New York City in order to meet operational requirements put forth by lawmakers in pending state and federal legislation. Under the proposed bills, Internet-enabled gaming operations must adhere to strict rules including locally-based operations and technology that allows for IP address restrictions and user age verification.

About our Online Gaming

Elray is in the process of developing an online casino to provide gaming to customers where such activity is legal. Elray will utilize software provided by a third party vendor to provide online casino games in selected markets. Development of the casino requires Elray to customize the appearance and branding of the third party software and establish merchant services to accept payments and facilitate distribution of winnings.

After completion of the development phase, our primary function is to market the online casino and provide support to online gamers.

Player acquisition is a key factor for organic growth in the online gaming industry. Players are primarily acquired from affiliates for a fixed fee or percentage of earnings based on negotiated predetermined criteria. Affiliates are websites or individuals that attract players through various means such as player news/interest websites, email campaigns or other relationships. The key is that payment to affiliates takes place only when negotiated criteria are met. The criteria may be player minimum deposit, level of play, or revenue earned. The critical element is that unlike most marketing campaigns, the revenues returned by marketing spend is predictable.

The key elements of player retention are the creation of exciting opportunities to maintain player interest and increase play frequency. Similar to land-based casinos’ compensation programs; the tools used for this purpose include prizes, “free money,” opportunities to play against famous (or infamous) players, and tournament qualification.

On March 22, 2012, Elray entered into a binding Letter of Intent with Golden Match, a company incorporated in the British Virgin Islands. Elray and Golden Match will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of Golden Match in exchange for at least 95% of the Company’s outstanding shares after the acquisition.

Golden Match is an investment holding company. Its principal business activity is to hold a profit share agreement with a VIP Room Gaming Promoter, the terms of which they receive 80% of the profit stream from the Promoters. The Promoter currently participates in the promotion of major luxury VIP gaming facilities in Macao, China.

Intellectual Property and Patents

We own various domain names and customer databases intended for use in online gaming, including the Splitrock IP as defined previously.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to online gaming. Regulations relating to online gaming vary significantly in different jurisdictions. Various sophisticated methods are utilized prior to acceptance of deposits to ensure that funds are only accepted from gamers in jurisdictions in which we are legally entitled to provide services.

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) became United States (“U.S.”) law in late 2006 and effectively curtailed legal participation by U.S. players in online gambling. The UIGEA prevented financial transactions related to online gaming in the U.S. Players in the U.S. are currently legally precluded from participating in online gambling. Elray’s online gaming is not available to U.S. players.

Numerous efforts are underway to allow regulated online gaming in the U.S. and there is pressure to allow gaming to derive tax revenue and comply with various free trade agreements. A report by PricewaterhouseCoopers asserts, “We estimate the legislation (to legalize online U.S. gambling) could increase federal revenues by as much as $51.9 billion over the 2009 to 2018 period in the event that no sports leagues or states opted out of the regulatory regime.” The potential reopening of the United States for online gaming clearly presents a huge potential upside.” If this occurs, Elray will be well positioned to make its online gaming immediately available to U.S. online players.

Competition

Our primary competition is expected from offshore gaming companies. With few exceptions, significant listed gaming companies (many of which are listed on the London Stock Exchange) operate using their own software.

As an online gaming operator, we believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

As of the date of this report, we have no employees other than our directors. We currently conduct our business using the services of consultants and outside contractors. We do not intend any material change in the number of employees over the next 12 months. Where possible, we intend to conduct our business largely through consultants on a contract and fee for service basis.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s business office is located at 575 Madison Avenue, Suite 1006, New York, NY 10022. The Company does not pay for this space due to an arrangement with a third party that controls the space.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal U.S. market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol ELRA.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Bulletin Board.

	2011		2010
Quarter Ended	High	Low	High	Low
December 31	$0.0265	$0.002	$0.01	$0.01
September 30	$0.0093	$0.003	$0.02	$0.02
June 30	$0.06	$0.009	$0.05	$0.06
March 31	$0.07	$0.01	$0.16	$0.16

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2011, there were approximately 81 holders of our common stock.

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

On February 10, 2011 and May 26, 2011, the Company issued a total of 107,000,000 shares of common stock to settle $100,000 loans from a shareholder. During the year ended December 31, 2011, the Company issued 86,790,350 shares of common stock to consultants for services. Additionally, the Company issued 592,454,728 common shares to acquire certain assets of Splitrock and issued 1,000,000 shares for cash. The offer and sale of such shares of our common stock were effective in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

Issuer Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Elray Resources, Inc. Such discussion represents only the best present assessment from our Management.

As at December 31, 2011, we had a cash balance of $16,762. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we need to complete development of our online gaming sites and invest in the acquisition of players. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

·        our ability to raise additional funding;

·        competition in the online gaming area; and

·        the regulatory climate for online gaming.

Due to our lack of operating history and present inability to generate revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through December 31, 2011, but have incurred losses in the amount of $7,020,339 for the same period. Our activities have been financed from the proceeds of share subscriptions and additional paid-in capital.

For the fiscal year ended December 31, 2011, general and administrative expenses were $1,126,533 which were primarily related to consulting fees of $961,371 (fees of $722,371 relating to the development of an online gaming site were settled via the issuance of stock and recorded as stock-based compensation).

On December 9, 2011, Elray acquired certain assets and liabilities of Splitrock by issuing 592,454,728 shares of our common stock. The acquisition of gaming assets in exchange for shares resulted in an excess of cost over the net asset value of $3,254,546. The assets acquired are intangible assets which have not previously generated revenues. An impairment loss of $3,254,546 was recognized during the year ended December 31, 2011 on the intangible assets acquired due to the uncertainty of the recoverability.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 107,000,000 shares of the Company’s common stock. The shares were valued at $1,284,000 ($0.012 per share based upon market price) and $1,184,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

For the fiscal year ended December 31, 2010, general and administrative expenses were $47,780, exploration expenses were $16,996 and depreciation expenses were $28,206.

For the period from inception on June 26, 2006 through December 31, 2011, general and administrative expenses were $1,321,100, exploration expenses were $857,738 and depreciation expenses were $125,537.

There is substantial doubt about our ability to continue as a going concern because we have not generated any revenues since our inception to cover our expenses and are therefore, sustaining losses, resulting in substantial doubt about our ability to continue as a going concern. From inception (June 26, 2006) to December 31, 2011 our operations have resulted in an accumulated deficit of $7,020,339.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since inception through December 31, 2011, we have raised $1,197,506 through placements of our common shares and other capital contributions from shareholders and related parties. The Company had $16,762 in cash as at December 31, 2011.

We believe the Company will have adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then our venture will fail.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Elray Resources, Inc.

(a development stage company)
New York, NY

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended and the period from June 26, 2006 (inception) to December 31, 2011. Elray Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements. The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 include total revenues and net loss of $0 and $1,274,000, respectively. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the period from June 26, 2006 (inception) through December 31, 2011, insofar as it relates to amounts from inception through December 31, 2009, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended and the period from June 26, 2006 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elray Resources, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Elray Resources, Inc. has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
April 13, 2012

ELRAY RESOURCES, INC. and SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS

Current assets:
Cash	$ 16,762	$ -
Total current assets	16,762	-

Property and equipment, net	-	59,827

Other assets	-	1,200
Total assets	$ 16,762	$ 61,027

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 587,073	$ 33,772
Accounts payable – related parties	314,298	-
Notes payable	292,929	-
Convertible notes payable	25,844	-
Loans from shareholders	55,991	130,393
Derivative liabilities – note conversion feature	28,595	-
Total liabilities	1,304,730	164,165

Commitments and contingencies	-	-

Shareholders' deficit:
Common stock, par value $0.001, 1,500,000,000 shares authorized, 844,092,578
and 56,847,500 shares issued and outstanding, respectively	844,093	56,848
Additional paid-in capital	4,888,278	1,206,152
Accumulated deficit during the development stage	(7,020,339)	(1,366,138)
Total shareholders' deficit	(1,287,968)	(103,138)
Total liabilities and shareholders' deficit	$ 16,762	$ 61,027

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

			Inception (June 26, 2006) through December 31,
	For the Years Ended December 31,
	2011	2010	2011

Operating expenses:
General and administrative expenses	$1,126,533	$47,780	$1,321,100
Impairment of intangibles	3,254,546	-	3,463,668
Compensation expense to related party for
extinguishment of debt	1,184,000	-	1,184,000
Depreciation	20,826	28,206	125,537
Exploration	-	16,996	857,738
Loss on disposal of assets	39,044	-	39,044
Total operating expenses	5,624,949	92,982	6,991,087
Loss from operations	5,624,949	92,982	6,991,087

Other income (expense):
Interest expense	(21,819)	-	(21,819)
Unrealized gain on derivative liability- note
conversion feature	8,567	-	8,567
Loss on settlement of accounts payable	(16,000)	-	(16,000)
Total other income (expense)	(29,252)	-	(29,252)
Net loss	$(5,654,201)	$(92,982)	$(7,020,339)

Net loss per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding
- basic and diluted	224,712,120	56,847,500

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES

(A Development Stage Company)

Consolidated Statement of Shareholders’ Equity (Deficit)

Period from June 26, 2006 (Inception) through December 31, 2011

			Additional	Deficit Accumulated during the	Total Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Issuance of common stock for cash to funders	30,000,000	$30,000	$(25,000)	$-	$5,000
Contributed capital from shareholders and related third party	-	-	472,756	-	472,756
Net loss				(253,989)	(253,989)

Balance at December 31, 2006	30,000,000	30,000	447,756	(253,989)	223,767
Contributed capital from shareholders and related third party	-	-	376,362	-	376,362
Net loss	-	-	-	(193,011)	(193,011)

Balance at December 31, 2007	30,000,000	30,000	824,118	(447,000)	407,118
Contributed capital from shareholders and related third party	-	-	168,118	-	168,118
Issuance of shares as a result of share exchange and recapitalization	26,437,500	26,438	(24,744)	-	1,694
Net loss	-	-	-	(333,821)	(333,821)

Balance at December 31, 2008	56,437,500	56,438	967,492	(780,821)	243,109
Issuance of shares in consideration for mining services	410,000	410	73,390	-	73,800
Contributed capital from shareholders and related third party	-	-	156,763	-	156,763
Net loss	-	-	-	(492,335)	(492,335)

Balance at December 31, 2009	56,847,500	56,848	1,197,645	(1,273,156)	(18,663)
Contributed capital from shareholders	-	-	8,507	-	8,507
Net loss	-	-	-	(92,982)	(92,982)

Balance at December 31, 2010	56,847,500	56,848	1,206,152	(1,366,138)	(103,138)
Issuance of shares for extinguishment of debt	107,000,000	107,000	1,177,000	-	1,284,000
Issuance of shares in consideration for consulting services	86,790,350	86,790	713,581	-	800,371
Shares exchanged for online gaming assets	592,454,728	592,455	1,777,364	-	2,369,819
Issuance of common stock for cash	1,000,000	1,000	9,000	-	10,000
Beneficial conversion feature	-	-	5,181	-	5,181
Net loss	-	-	-	(5,654,201)	(5,654,201)

Balance at December 31, 2011	844,092,578	$844,093	$4,888,278	$(7,020,339)	$(1,287,968)

See accompanying notes to the consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Inception (June
	For the Years Ended		26, 2006) through
	December 31,		December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$ (5,654,201)	$ (92,982)	$ (7,020,339)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	20,826	28,206	125,537
Loss on disposal of asset	39,044	-	39,044
Impairment of intangibles	3,254,546	-	3,463,668
Compensation expense to related party for extinguishment of debt	1,184,000	-	1,184,000
Stock-based compensation	800,371	-	874,171
Amortization of debt discount	6,025	-	6,025
Interest expense incurred on issuance of convertible debt	12,162	-	12,162
Unrealized gain on derivative liabilities - note conversion feature	(8,567)	-	(8,567)
Changes in operating assets and liabilities:
Other assets	1,200	-	-
Accounts payable and accrued liabilities	166,460	21,341	200,232
Accounts payable – related parties	134,298	-	134,298
Net cash used in operating activities	(43,836)	(43,435)	(989,769)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	-	-	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	25,000	-	25,000
Proceeds from notes payable - related parties	25,598	34,856	155,991
Common stock issued for cash	10,000	-	15,000
Contributed capital	-	8,507	1,182,506
Net cash provided by financing activities	60,598	43,363	1,378,497

Net increase (decrease) in cash	16,762	(72)	16,762
Cash at beginning of period	-	72	-
Cash at end of period	$ 16,762	$ -	$ 16,762

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -
Non-cash investing and financing activities
Common stock issued for the acquisition of assets	$ 2,369,819	$ -	$ 2,369,819
Common stock issued for conversion of loans from shareholders	$ 100,000	$ -	$ 100,000
Debt discount-beneficial conversion feature	$ 5,181	$ -	$ 5,181

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada corporation formed on December 13, 2006, is a development stage company and has not yet realized any revenue from its planned operations. Elray has been in the process of developing an online gaming casino.

On February 23, 2011, the Company entered into an agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 592,454,728 shares of the Company’s common stock. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, shall acquire 592,454,728 shares of Elray’s common stock, which resulted in a change of control.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement. Under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock’s assets, the Company issued 592,454,728 shares to the shareholders of Splitrock as full consideration.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

Elray has recurring losses and has an accumulated deficit during the development stage of $7,020,339 as of December 31, 2011.  Furthermore, the Company had negative working capital of $1,287,968 at December 31, 2011, and no current source of revenue.

Elray’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.

Elray’s management plans to raise cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the operation of online gaming.  Elray’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gaming and technology business.

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

Fair Value of Financial Instruments

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

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

·       Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

·       Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

·       Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts payable and accrued liabilities, notes payable, convertible notes payable, loans from shareholder, and derivative liabilities. The carrying values of the Company’s cash, accounts payable and accrued liabilities, notes payable, convertible notes payable and loans from shareholder approximate their fair value due to their short-term nature. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 8 for the Company’s assumptions used in determining the fair value of these financial instruments.

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

Valuation of Long-Lived Assets

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

Management of the Company reviews the carrying value of its long-lived properties on a regular basis. Estimated undiscounted future cash flows from the mineral properties are compared with the current carrying value in order to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

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

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities.

Recently Issued Accounting Standards

The Company does not expect that the future adoption of any recently issued accounting pronouncements will have a material impact on our financial statements.

NOTE 4 – ACQUISITION OF ASSETS

On February 23, 2011, the Company entered into a Purchase Agreement to acquire 100% of the issued and outstanding shares of Splitrock in exchange for 592,454,728 shares of the Company’s common stock (the “Splitrock Agreement”). On December 9, 2011, Elray entered into the Amended Splitrock Agreement which amended certain elements of the Splitrock Agreement. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company instead acquired only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock’s assets, the Company issued 592,454,728 shares to the shareholders of Splitrock as full consideration. These shares were valued at $2,369,819 based on the market price on the acquisition date of $0.004 per share.

A summary of the fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows:

Assets acquired:
Intangibles	$3,254,546
Liabilities assumed:
Accounts payable and accrued interest	566,798
Convertible notes payable	25,000
Notes payable	292,929
Total liabilities assumed	884,727

Net assets acquired	$2,369,819

The $3,254,546 intangibles acquired includes gaming domains, trademarks and player databases. As of December 31, 2011, the intangibles were fully impaired.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Mining equipment	$-	$119,048
Office furniture and equipment	-	4,824
Furniture and fittings	-	1,380
Motor vehicles	-	39,600
	-	164,852
Less: accumulated amortization	-	(105,025)
	$-	$59,827

Depreciation expense for the years ended December 31, 2011 and 2010 was $20,826 and $28,206.

Property and equipment included assets of Angkor Wat for the Company’s mining operations. During the fourth quarter of 2011, management determined that it was no longer in the Company’s best interest to continue the exploitation of mineral resources and have reduced the carrying value of such assets to zero. Loss on disposal of assets of $39,044 was recorded as a result of the abandonment of all of Angkor Wat’s assets.

NOTE 6 – NOTES PAYABLE

	December 31,
	2011	2010
8% notes due on September 18, 2011	$247,500	$-
15% note due on July 14, 2012	35,429	-
8% note due on July 14, 2012	10,000	-
	$292,929	$-

On December 9, 2011, as a result of the Splitrock transaction (See Note 4), the Company assumed $292,929 of notes payable. These notes are unsecured with an interest rate of 8% or 15%. As of December 31, 2011, five notes with total principal of $247,500 were in default. The Company is currently negotiating with the note holders for extension.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 9, 2011, as a result of the Splitrock transaction (See Note 4), the Company assumed $25,000 of a convertible note. The note is due on August 4, 2012 with 10% annual interest. The note was convertible to Splitrock’s common stock at $0.1 per share prior to December 9, 2011 and is now convertible to 7,545,272 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $477 during the year ended December 31, 2011.

On October 12, 2011, the Company entered into a convertible note agreement with JSJ Investments, Inc. for $25,000 in cash (“JSJ note”). The principal of this note is convertible, at the option of the note holder, at any time between April 12, 2012 and April 12, 2013 to the Company’s common stock. The note matures on October 11, 2012 and has a conversion price equal to 50% of the average closing price for the 7 consecutive trading days prior to the date on which the note holder elects to convert all or part of the note. The interest rate is 8% per annum and is payable quarterly in arrears.

Due to the JSJ note’s conversion feature, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement.

The conversion feature of JSJ note was valued at $37,162 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount of the JSJ note of $12,162 was expensed immediately as additional interest expense. During the year ended December 31, 2011, the Company recognized $5,548 of interest expense related to the amortization of the debt discount.

NOTE 8 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

On October 12, 2011, due to the conversion feature contained in the JSJ note issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 7 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the JSJ note was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of December 31, 2011, and recorded an unrealized gain of $8,567 for the year ended December 31, 2011. At December 31, 2011, the derivative liability associated with the note conversion feature was $28,595. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions as of October 12, 2011 and December 31, 2011:

	October 12, 2011	December 31, 2011
Estimated market value of common stock on measurement date	0.00400	0.01650
Exercise price	0.00200	0.00825
Discount rate	0.3050%	0.3050%
Expected volatility	176%	192%
Expected dividend yield	0%	0%

NOTE 9 – RELATED PARTY TRANSACTIONS

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan.

On February 10, 2011, Elray settled $93,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 93,000,000 shares of the Company’s common stock. The shares were valued at $1,116,000 ($0.012 per share based upon market price) and $1,023,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

On May 26, 2011, Elray settled $7,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 14,000,000 shares of the Company’s common stock. The shares were valued at $168,000 ($0.012 per share based upon market price) and $161,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

As of December 31, 2011 and 2010, loans from Elmside were $55,991 and $130,393, respectively. The loans were due on demand.

Shareholders and a related third party contributed capital to the Company totaling approximately $0 and $8,000 for the years ended December 31, 2011 and 2010, respectively.  The providers of the contributed funds formally agreed to the Company’s treatment in its financial statements, recognizing no amounts to be repaid to the providers.

As of December 31, 2011, the Company had accounts payable of $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of December 31, 2011, the Company had accounts payable to its two non-executive directors of $17,000 for their services.

NOTE 10 – COMMON STOCK

On March 28, 2011, Elray increased the number of authorized common shares to 1,500,000,000 shares.

On February 10, 2011 and May 26, 2011, the Company issued a total of 107,000,000 shares of common stock to settle $100,000 loans from a shareholder as described in Note 9. During the year ended December 31, 2011, the Company issued 86,790,350 shares of common stock to consultants for services valued at $800,371. Additionally, the Company issued 592,454,728 common shares to acquire certain assets of Splitrock and issued 1,000,000 shares for $10,000 in cash.

On October 27, 2011, the Board of Directors of the Company granted 3,000,000 shares of the Company’s common stock to each of the two non-executive directors as compensation. 1,000,000 shares were vested immediately and were recorded as stock payable of $17,000 as of December 31, 2011 based on the market price on the date the shares were issuable as the shares have not been issued. The remaining shares will vest during the year ending December 31, 2012.

NOTE 11 – INCOME TAXES

No net provision for refundable federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized. Additionally, as a result of the change in control in common stock transactions, the utilization of some or all of the net operating losses may be restricted as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has no unusual taxation issues related to its Cambodian, Indonesian or other country activities.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Elray leased real property for its head office on a month to month basis.  Rental expense included in general and administrative expenses for the twelve months period ended December 31, 2011 and 2010 was $1,879 and $5,200, respectively.

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company will pay the consultants $20,000 per month.

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services the Company agreed to issue 1,000,000 shares to Ludlow. An additional 1,000,000 shares are due to Ludlow if they exceed certain performance requirements.

On January 19, 2012, the Company entered into an agreement with JSJ Investments, Inc. (“JSJ”) in which JSJ agreed to loan the Company $25,000. The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, JSJ has the option to convert the note to Company’s common stock at 50% of the average closing price for the 7 consecutive trading days prior to the date on which JSJ elects to convert all or part of the note. An additional derivative will be recorded related to the conversion feature of this note.

On February 1, 2012, the Company entered into an agreement with Goldglobe Investments Limited (“Goldglobe”) whereby Goldglobe would loan the Company $20,000 in tranches of $5,000 each, paid as needed by the Company. The loan is repayable in two years at an interest rate of 12% per annum. As of March 31, 2012, the Company had received $10,000 of this loan.

On February 1, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $42,500. The note bears interest at 8% and matures on November 6, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. An additional derivative will be recorded related to the conversion feature of this note.

 On February 25, 2012, the Company entered into a subscription agreement for the private placement of 2,500,000 shares at $0.004 per share for a total consideration of $10,000.

On March 6, 2012, the Company entered into an agreement with DMS Consulting, LLC (“DMS”) to provide public relations services for the Company. In consideration for such services, the Company agreed to issue 6,000,000 restricted shares to DMS.

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and Golden Match will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of GM and the shareholders and consultants of GM will acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray has 30 days to secure $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report, except as follows.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2011 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of December 31, 2011, the Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position
Anthony Brian Goodman	53	President, Chief Executive Officer, Chief Financial Officer and Director
Michael Silverman	67	Director
Roy Sugarman	57	Director
Donald Radcliffe	66	Director (resigned on October 27, 2011)
David Price	48	Secretary

Biographical Information of Directors and Officers

 Brian Goodman: Mr. Goodman was appointed as President, Chief Executive Officer, Chief Financial Officer and Director on February 23, 2011. He has over 20 years of senior management and business development experience with technology and the internet gaming industry. Mr. Goodman’s online gaming experience in start-up casino and poker operations includes the use of leading gaming software platforms such as Boss Media, Playtech Ltd, and Real Time Gaming. He has in depth knowledge and understanding of the statistical workings and configurations of online games and loyalty systems and has established an international reputation for his expertise, has a wide network of key relationships, and is well known and respected in the online gaming world.

Dr. Roy Sugarman: Dr. Sugarman was appointed as a Director on February 23, 2011. He is a Neuropsychologist having held senior managerial and consultant roles at Universities and large businesses. Dr. Sugarman has extensive management and operational experience in the corporate sector having most recently held a senior role at Brain Resource Limited, a company listed on the Sydney Stock Exchange. His corporate experience and understanding of customer behavior patterns will add considerable value to the company.

Michael Silverman: Mr. Silverman was appointed as a director on October 27, 2011. Michael Silverman is a Chartered Accountant and graduated from Stanford University California with an M.B.A. He has extensive experience in senior management in middle and large size companies including property development, real estate, financial services, manufacturing and technology. He has also been involved in the listing of numerous public companies.

David Price, Esq.: Mr. Price was appointed as Secretary on February 23, 2011. His legal practice specializes in corporate law, securities matters, internal investigations, white collar issues and arbitration / mediation. Mr. Price has a B.A. from the University of Maryland and a Juris Doctor from Antioch (DC) School of Law (Law Review, Who’s Who of American Law Students). He is a member of Corporate Lawyer’s Association, Euro-American Lawyers Group, Association of US Securities Attorneys, and American Bar Association. Mr. Price’s Bar affiliations are Maryland (since 1996), eligible for District of Columbia, United States District Court (District of Maryland), Court of Appeals, District of Columbia, United States District Court for the District of Columbia; United States Court of Appeals, 4th Circuit; Supreme Court of the United States.

Donald Radcliffe: Mr. Radcliffe was appointed as a Director on February 23, 2011 and resigned on October 27, 2011. He has an MBA from Dartmouth College and is a CPA. He has extensive operational and consulting experience in strategic, executive and operational areas. Mr. Radcliffe’s broad expertise includes securing funding, financial public relations and investor relations. He has provided corporate and operational advice to numerous U.S. public companies.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Significant Employees and Consultants

We have no employees other than our executive officer. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis.

Conflicts of Interest

Although Messrs. Goodman, Sugarman and Silverman do not work with technology companies or gaming companies other than ours, they may do so in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman, Sugarman and Silverman, other than a requirement that any deemed conflict is discussed at Board of Director meetings and reflected in the Board of Directors minutes.

Committees of the Board of Directors

We do not have any separately constituted committees.

Audit & Risk Management Committee

We do not have a separately constituted Audit & Risk management Committee. The Board has determined that because of the small size of the Board, Directors would comprise the Audit and Risk Management Committee.

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

Directors’ and Officers’ Liability Insurance

Elray does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Barry J. Lucas. President, Director (Resigned 2/23/2011)	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -
Michael J. Malbourne. Secretary, Treasurer, Director (Resigned 2/23/2011)	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -
Neil R. Crang. Director (Resigned 2/23/2011)	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -
Anthony B. Goodman President, Director, Chief Financial Officer (Appointed 2/23/2011)	2011	60,000	-	-	-	-	-	-	60,000
Donald Radcliffe (Appointed 2/23/2011, Resigned 10/27/2011)	2011	-	-	-	-	-	-	-	-
Dr. Roy Sugarman (Appointed 02/23/2011)	2011	-	-	8,500	-	-	-	-	8,500
Michael Silverman (Appointed 10/27/2011)	2011	-	-	8,500	-	-	-	-	8,500
David Price Secretary (Appointed 02/23/2011)	2011	-	-	4,500	-	-	-	-	4,500

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following summarizes amounts earned by each Director in the fiscal year ended December 31, 2011.

On October 27, 2011, the Company approved the issuance of 3,000,000 shares of the Company's common stock as compensation to each non-executive director. The shares were to be issued and are projected to be issued, to Michael Silverman and Dr. Roy Sugarman as follows:

Mr. Silverman and Dr. Sugarman each was to be issued 1,000,000 shares of common stock on October 27, 2011.

Mr. Silverman and Dr. Sugarman each will be issued 1,000,000 shares of common stock on April 30, 2012.

Mr. Silverman and Dr. Sugarman each will be issued 1,000,000 shares of common stock on October 31, 2012.

None of the above issuable shares have been issued as of April 2, 2012.

On October 28, 2011 the Company issued 1,500,000 shares to Mr. David Price as compensation for his services.

Mr. Goodman earned a salary of $60,000. The salary has been accrued until such time as the Company has adequate cash resources to pay the outstanding amount.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31, 2011.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2011 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 575 Madison Avenue, Suite 1006, New York, NY 10022

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)
Common Stock	Barry J. Lucas # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Past Director and President	10,000,000	1.18%
Common Stock	Michael J Malbourne ( for Elmside Pty Ltd) # 15, 291 Street, Sangkat Boeng Kok 1, Tourl District, Phnom Penh, Cambodia	Past Director, Secretary and Treasurer	0	0%
Common Stock	Neil R. Crang 4 Tullo Place Richmond Victoria Australia	Past Director	0	0%

Common Stock	Brian Goodman	Director (2)	191,929,075	22.74%

Common Stock	Donald Radcliffe	Past Director	24,144,869	2.86%
Common Stock	Portspot Consultants, Ltd. Treppides Tower, 5th Fl Kafkasou 9, Aglantzia Nicosia, Cyprus, CY2112	5% Shareholder	72,000,000	8.53%
Common Stock	Hotel Foto International 1st Floor,94-96 Wigmore Street London, UK	5% Shareholder	42,253,521	5.01%
Common Stock	David Price	Secretary	1,500,000	0.18%
Common Stock vested but not issued	Michael Silverman	Director (3)	1,000,000	0.12%
Common Stock vested but not issued	Dr. Roy Sugarman	Director (3)	1,000,000	0.12%
Total			343,827,465	40.73%

    (1)  Applicable percentage of ownership is based on 844,092,578 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2011. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2011 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

    (2)  Includes 154,202,716 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 24,144,870 shares owned by family members residing with Mr. Goodman.

    (3)  Includes 1,000,000 shares approved as compensation on October 17, 2011 but not issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or executive officers;
  Any person proposed as a nominee for election as a director;
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

Ÿ

Ÿ   On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, when the loan becomes payable.

On February 10, 2011, Elray settled $93,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 93,000,000 shares of the Company’s common stock. The shares were valued at $1,116,000 ($0.012 per share based upon market price) and $1,023,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

On May 26, 2011, Elray settled $7,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 14,000,000 shares of the Company’s common stock. The shares were valued at $168,000 ($0.012 per share based upon market price) and $161,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

As of December 31, 2011 and 2010, loans from Elmside were $55,991 and $130,393, respectively.

Shareholders and a related third party contributed capital to the Company totaling approximately $0 and $8,000 for the years ended December 31, 2011 and 2010, respectively.  The providers of the contributed funds formally agreed to the Company’s treatment in its financial statements, recognizing no amounts to be repaid to the providers.

As of December 31, 2011, the Company had accounts payable of $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray total 844,092,578. Former shareholders of Splitrock currently hold 66.91% of the issued and outstanding shares of Elray.

Item 14. Principal Accounting Fees and Services.

 The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2011	2010
Audit Fees
GBH CPAs, PC	$ 28,800	$ 21,105
LBB & Associates Ltd., LLP	-	21,185
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees.    Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.    Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.     Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 47 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number Exhibit Description

3.1 Articles of Incorporation of Elray Resources, Inc.*

3.2 Bylaws of Elray Resources, Inc.*

14.1 Code of Ethics**

31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ELRAY RESOURCES, INC.

/s/ Anthony Goodman

Anthony Goodman

Chief Executive Officer and Principal Accounting Officer

April 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman

Anthony Goodman Director April 13, 2011

/s/ Michael Silverman

Michael Silverman Director April 13, 2011

/s/ Roy Sugarman

Roy Sugarman Director April 13, 2011

