Form 10-Q
period 2012-03-31
ELRAY RESOURCES, INC.
filed 2012-05-18
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]  Yes  [X] No

On June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,091,082, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.0093. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 844,092,578 shares of common stock issued and outstanding as of April 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$ 26,889	$ 16,762
Total assets	$ 26,889	$ 16,762

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 718,317	$ 587,073
Accounts payable - related parties	379,347	314,298
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	48,354	25,844
Loans from shareholders	55,991	55,991
Derivative liabilities - note conversion feature	175,547	28,595
Total current liabilities	1,670,485	1,304,730
Long-term note payable	10,000	-
Total liabilities	1,680,485	1,304,730

Commitments and contingencies	-	-

Shareholders' deficit:
Common stock, par value $0.001, 1,500,000,000 shares authorized, 844,092,578 shares issued and outstanding	844,093	844,093
Additional paid-in capital	4,888,278	4,888,278
Accumulated deficit during the development stage	(7,385,967)	(7,020,339)
Total shareholders' deficit	(1,653,596)	(1,287,968)
Total liabilities and shareholders' deficit	$ 26,889	$ 16,762

See accompanying notes to unaudited consolidated financial statements.
3

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Inception
			(June 26, 2006)
	Three Months ended		through
	March 31,		March 31,
	2012	2011	2012

Operating expenses:
General and administrative expenses	$ 287,605	$ 19,848	$ 1,608,705
Impairment of intangibles	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	1,016,000	1,184,000
Depreciation		6,960	125,537
Exploration	-	4,622	857,738
Loss on disposal of assets	-	-	39,044
Total operating expenses	287,605	1,047,430	7,278,692
Loss from operations	(287,605)	(1,047,430)	(7,278,692)

Other income (expense):
Interest expense	(68,536)	-	(90,355)
Unrealized loss on derivative liability - note conversion feature	(9,487)	-	(920)
Loss on settlement of accounts payable	-	-	(16,000)
Total other income (expense)	(78,023)	-	(107,275)
Net loss	$ (365,628)	$ (1,047,430)	$ (7,385,967)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average common shares outstanding - basic and diluted	844,092,578	108,514,167

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 26, 2006)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$ (365,628)	$ (1,047,430)	$ (7,385,967)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	-	6,960	125,537
Loss on disposal of assets	-	-	39,044
Impairment of intangibles	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	1,016,000	1,184,000
Stock-based compensation	-	-	858,171
Loss on settlement of accounts payable			16,000
Amortization of debt discount	22,510	-	28,535
Interest expense incurred on issuance of convertible debt	37,465	-	49,627
Unrealized loss on derivative liabilities - note conversion feature	9,487	-	920
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	121,244	14,665	321,476
Accounts payable – related parties	65,049	-	199,347
Net cash used in operating activities	(109,873)	(9,805)	(1,099,642)

Cash flows from investing activities:
Purchase of mineral properties			(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	-	-	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	100,000	-	125,000
Proceeds from notes payable	10,000	-	10,000
Proceeds from notes payable - related parties	-	9,938	155,991
Common stock issued for cash	10,000	-	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	120,000	9,938	1,498,497
Net increase in cash	10,127	133	26,889
Cash at beginning of period	16,762	-	-
Cash at end of period	$ 26,889	$ 133	$ 26,889
5

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(June 26,
	For the Three Months Ended		2006) through
	March 31,		March 31,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for the acquisition of assets	-	-	2,369,819
Common stock issued for conversion of loans from shareholders	-	93,000	100,000
Debt discount-beneficial conversion feature	-	-	5,181
Debt discount-derivative conversion feature	$ 100,000	$ -	$ 100,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2011 on Form 10-K filed on April 13, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2011 have been omitted.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $365,628 and cash used in operating activities of $109,873 for the three months ended March 31 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,643,596, $1,653,596 and $7,385,967, respectively, at March 31, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2012 and December 31, 2011 consisted of the following:

	Final	Interest	March 31,	December 31,
	Maturity	Rate	2012	2011
C Smith	09/18/11	8%	$ 14,850	$ 14,850
D. Radcliffe	09/18/11	8%	49,500	49,500
L Kaswell	09/18/11	8%	99,000	99,000
M Trokel	09/18/11	8%	49,500	49,500
Morchester International Limited	07/14/12	15%	35,429	35,429
Morchester International Limited	07/14/12	8%	10,000	10,000
Radcliffe Investment Partners I	09/18/11	8%	34,650	34,650
Total			$ 292,929	$ 292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% per annum.

Convertible notes payable

Convertible notes payable, net of discounts, at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
			Principal,			Principal,
		Unamortized	net of		Unamortized	net of
	Principal	Discount	Discounts	Principal	Discount	Discounts
Alan Binder	25,000	(2,761)	22,239	25,000	(4,704)	20,296
JSJ Investments Inc.	25,000	(13,151)	11,849	25,000	(19,452)	5,548
JSJ Investments Inc.	25,000	(21,585)	3,415	-	-	-
Asher Enterprises, Inc.	42,500	(33,513)	8,987	-	-	-
Asher Enterprises, Inc.	32,500	(30,636)	1,864	-	-	-
Total	150,000	(101,646)	48,354	50,000	(24,156)	25,844

On December 9, 2011, as a result of the Splitrock transaction (see above), the Company assumed $25,000 of a convertible note. The note is due on August 4, 2012 with 10% annual interest. The note was convertible to Splitrock’s common stock at $0.1 per share prior to December 9, 2011 and is now convertible to 7,545,272 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $1,943 during the three months ended March 31, 2012.

On October 12, 2011, the Company entered into a convertible note agreement with JSJ Investments, Inc. (“JSJ”) for $25,000 in cash. The note is for one year and bears interest at a rate of 8% per annum. From April 12, 2012 to April 12, 2013 the note holder has the option to convert the note to ordinary shares in the Company at a discount of 50% of the average of the preceding seven days closing price.

On January 19, 2012 the Company entered into an agreement with JSJ in which JSJ agreed to loan the Company $25,000 (the “Second JSJ note”). The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013 the note holder has the option to convert the note to ordinary shares in the Company at a discount of 50% of the average of the preceding seven days closing price.

On February 1, 2012 the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $42,500 (the “First Asher Note”). The note bears interest at 8% and matures on November 6, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into ordinary shares in the Company at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On March 15, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $32,500. (the “Second Asher Note”) The note bears interest at 8% and matures on December 19, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date.

Due to the JSJ and Asher notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement.

The conversion feature of the Second JSJ Note, the First Asher Note and the Second Asher Note was valued at $40,743, $54,486, and $42,236, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of these notes totaled $37,465 was expensed immediately as additional interest expense.

Loans from shareholders

Notes and convertible notes payable, net of discounts, at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Elmside Pty Ltd	$ 55,991	$ 55,991

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is now due on demand.

Long-term note payable

On February 1, 2012, the Company entered into an agreement with Goldglobe Investments Limited (“Goldglobe”) whereby Goldglobe would loan the Company $20,000 in tranches of $5,000 each, paid as needed by the Company. The loan is due in two years at an interest rate of 12% per annum. As of March 31, 2012, the Company had received $10,000 of this loan.

NOTE 4 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion feature contained in the First JSJ Note, the Second JSJ Note, the First Asher Note and the Second Asher Note issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 7 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of March 31, 2012, and recorded an unrealized loss of $9,487 for the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, the derivative liability associated with the note conversion feature was $175,547 and $28,595, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2011	January 19, 2012	February 1, 2012	March 15, 2012	March 31, 2012
Estimated market value of common stock on measurement date	$0.01650	$0.0125	$0.0800	$0.0800	$0.0800
Exercise price	$0.00825	$0.00625	$0.00464	$0.00464	$0.004
Discount rate	0.3050%	0.3350%	0.3300%	0.3300%	0.4200%
Expected volatility	192%	221%	218%	245%	226%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company pays the consultants $20,000 per month.

On January 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services the Company agreed to issue 1,000,000 shares to Ludlow. The Company has recorded consulting expense of $8,000 for services provided during the three months ended March 31, 2012. An additional 1,000,000 shares are due to Ludlow if they exceed certain performance requirements. As of March 31, 2012, none of these shares had been issued.

On March 6, 2012, the Company entered into an agreement with DMS Consulting, LLC (“DMS”) to provide public relations services for the Company. In consideration for such services, the Company agreed to issue 6,000,000 restricted shares to DMS. As of March 31, 2012 these shares had not been issued. For the three months ended March 31, 2012, the Company recorded $7,200 consulting expense.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, loans from Elmside, a shareholder, were $55,991. The loans were due on demand.

As of March 31, 2012 and December 31, 2011, the Company had accounts payable of $360,847 and $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of March 31, 2012 and December 31, 2011, the Company had stock payable to its two non-executive directors of $18,500 and $17,000, respectively, for their services.

NOTE 7 – EQUITY

On February 25, 2012, the Company entered into a subscription agreement for the private placement of 2,500,000 shares at $0.004 per share for a total consideration of $10,000. As of March 31, 2012, these shares had not been issued. Proceeds received for the issuance was recorded as stock payable and included in accounts payable and accrued liabilities in the consolidated balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and Golden Match will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of GM and the shareholders and consultants of GM will acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray has 30 days to secure a $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd for $10,000,000. If funded in full, the note will be secured by the issue of 923,206,006 shares and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is repayable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal. As of the date of this report, $2 million of the promissory note had been funded.

On May 2, 2012, the board of directors approved the issuance of 211,018,516 of its Series A Preferred Stock of the Company to be issued to the parties as specified in the agreement for the acquisition of GM.

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 Class A Preferred Series Shares. Prior to a planned reverse split of common shares at a ratio of 100:1, the Class A Preferred Series shares are convertible at a rate of 100 common shares for each Class A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company duly incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully dilutive basis, will equal 95% of the Company's then outstanding shares. The principals of GM than became the Company’s majority shareholder. In addition, the Company will pay Mr. Lao Sio I $10 million cash. In accordance with the above-referenced agreement, Mr. Lao Sio I has been appointed as the Chairman of the Company’s Board of Directors.

On May 4, 2012, JSJ converted a $25,000 noted issued on October 12, 2011 to 11,986,301 common shares.

On May 4, 2012, the Company approved the issuance of 16,500,000 shares of common stock valued at $87,450 in consideration for services received.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

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

On March 8, 2012, the Company finalized negotiations for advanced Web Application Intellectual Property that will allow Elray to build unique Consumer Web Products that will be marketed under the brand CrazyJapps. The Company is currently performing final due diligence and is expected to finalize the purchase agreement in the coming weeks.

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

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd for $10,000,000. If funded in full, the note will be secured by the issue of 923,206,006 shares and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is repayable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company duly incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully dilutive basis, will equal 95% of the Company's then outstanding shares. The principals of GM than became the Company’s majority shareholder. In accordance with the above-referenced agreement, Mr. Lao Sio I has been appointed as the Chairman of the Company’s Board of Directors.

Plan of Operation

Elray is in the process of developing an online casino and related technologies to provide gaming to customers where such activity is legal. Elray will utilize software provided by a third party vendor to provide online casino games in selected markets. Development of the casino requires Elray to customize the appearance and branding of the third party software and establish merchant services to accept payments and facilitate distribution of winnings.

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

On March 22, 2012, Elray entered into a binding Letter of Intent with Golden Match, a company incorporated in the British Virgin Islands. Elray and Golden Match will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of Golden Match in exchange for at least 95% of the Company’s outstanding shares after the acquisition. On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM.

Golden Match is an investment holding company. Its principal business activity is to hold a profit share agreement with a VIP Room Gaming Promoter, the terms of which they receive 80% of the profit stream from the Promoters. The Promoter currently participates in the promotion of major luxury VIP gaming facilities in Macao, China.

Results of Operations

For the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended March 31, 2012 and 2011, general and administrative expenses were $287,605 and $19,848, respectively. The increase in general and administrative expense was primarily a result of consulting fees and online gaming and related technology development costs of $212,936. Travel and related expenses of $22,487 also contributed to the increase.

During the three months ended March 31, 2011, the Company recognized $1,016,000 of compensation expense as a result of the extinguishment of a $100,000 debt to Elmside Pty Ltd., a related party, for 93,000,000 shares of common stock valued at $1,116,000.

During the three months ended March 31, 2012 and 2011, exploration expenses were $0 and $4,622, respectively, reflecting the discontinuance of maintenance and exploitation of the gold mining properties.

Interest Expenses

During the three months ended March 31, 2012 and 2011, interest expenses were $68,536 and $0, respectively. The increase of interest expenses was due to the liabilities assumed in December 2011 pursuant to the Amended Splitrock Agreement.

Net Loss

We incurred net losses from operations of $365,628 and $1,047,430 for the three months ended March 31, 2012 and 2011, respectively. The decrease of net loss in 2012 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2012 was $109,873 compared to $9,805 for the three months ended March 31, 2011. The increase in cash used in operations was primarily attributable to activities related to the acquisition of Golden Match during the three months ended March 31, 2012.

Our cash provided by financing activities for the three months ended March 31, 2012 was $120,000, compared to $9,938 for the three months ended March 31, 2011. The increase is mainly due to the issuance of common stock for $10,000 cash and proceeds from notes payable and convertible notes payable of $110,000 during the three months ended March 31, 2012 compared to proceeds from loans from related parties of $9,938 during the three months ended March 31, 2011.

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

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

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

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $93,000 for 93,000,000 shares of the Company’s common stock valued at $720,000 (or $0.012 per share).

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

On October 28, 2011, the Company issued 12,000,000 shares of the Company’s common stock valued at $36,000 in settlement of a payable of $20,000.

On October 28, 2011, the Company issued 1,500,000 shares of the Company’s common stock valued at $4,500 to David Price in consideration for services provided.

On October 28, 2011, the Company issued 10,000,000 shares of the Company’s common stock valued at $30,000 to DMS Consulting LLC in consideration for services provided.

On October 28, 2011, the Company issued 2,500,000 shares of the Company’s common stock valued at $7,500 to Peter Thornton in consideration for services provided.

On October 28, 2011, the Company issued 790,350 shares of the Company’s common stock valued at $2,371 to David Boyle in consideration for services provided.

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

On January 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services the Company agreed to issue 1,000,000 shares to Ludlow. An additional 1,000,000 shares are due to Ludlow if they exceed certain performance requirements. As of March 31, 2012 these shares had not been issued.

On February 25, 2012, the Company entered into a subscription agreement for the private placement of 2,500,000 shares at $0.004 per share for a total consideration of $10,000. As of March 31, 2012 these shares had not been issued.

On March 6, 2012, the Company entered into an agreement with DMS Consulting, LLC (“DMS”) to provide public relations services for the Company. In consideration for such services, the Company agreed to issue 6,000,000 restricted shares to DMS. As of March 31, 2012 these shares had not been issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  MINING SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

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

ELRAY RESOURCES, INC.

Date: May 18, 2012	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

