Form 10-Q
period 2012-08-15
ELRAY RESOURCES, INC.
filed 2012-08-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,537,140, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.006. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 948,078,879, 211,018,516, and 88,000,000 shares of common stock, Series A preferred stock, and Series B preferred stock, respectively, issued and outstanding as of August 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$1,681,234	$16,762
Total assets	$1,681,234	$16,762

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$803,215	$587,073
Accounts payable – related parties	309,209	314,298
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	2,069,116	25,844
Loans from shareholders	55,991	55,991
Derivative liabilities - note conversion feature	138,409	28,595
Total current liabilities	3,668,869	1,304,730
Long-term note payable	10,000	—
Total liabilities	3,678,869	1,304,730

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 shares issued and outstanding	211,019	—
Common stock, par value $0.001, 1,500,000,000 shares authorized, 888,078,879 and 844,092,578 shares issued, and outstanding, respectively	888,079	844,093
Additional paid-in capital	5,081,853	4,888,278
Subscription receivable	(239,286)	—
Accumulated deficit during the development stage	(7,939,300)	(7,020,339)
Total shareholders' deficit	(1,997,635)	(1,287,968)
Total liabilities and shareholders' deficit	$1,681,234	$16,762

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception (June 26, 2006) through June 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative expenses	$444,640	$726,667	$732,245	$751,136	$2,053,345
Impairment of intangibles	—	—	—	—	3,463,668
Compensation expense to related party for extinguishment of debt	—	161,000	—	1,177,000	1,184,000
Depreciation	—	6,936	—	13,896	125,537
Exploration	—	—	—	—	857,738
Loss on disposal of assets	—	—	—	—	39,044
Total operating expenses	444,640	894,603	732,245	1,942,032	7,723,332
Loss from operations	(444,640)	(894,603)	(732,245)	(1,942,032)	(7,723,332)

Other income (expense):
Interest expense	(111,431)	—	(179,967)	—	(201,786)
Interest income	790	—	790	—	790
Unrealized gain on derivative liability - note conversion feature	1,948	—	(7,539)	—	1,028
Loss on settlement of accounts payable	—	—	—	—	(16,000)
Total other income (expense)	(108,693)	—	(186,716)	—	(215,968)
Net loss	$(553,333)	$(894,603)	$(918,961)	$(1,942,032)	$(7,939,300)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	873,622,308	215,413,739	858,857,443	192,897,260

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows
(Unaudited)
			Inception
			(June 26,
	For the six Months Ended	2006) through
	June 30,	June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(918,961)	$(1,942,032)	$(7,939,300)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	—	13,896	125,537
Loss on disposal of asset	—	—	39,044
Impairment of intangibles	—	—	3,463,668
Compensation expense to related party for extinguishment of debt	—	1,177,000	1,184,000
Stock-based compensation	138,282	720,000	996,453
Loss on settlement of accounts payable	—	—	16,000
Amortization of debt discount	68,272	—	74,297
Interest expense incurred on issuance of convertible debt	37,465	—	49,627
Unrealized gain on derivative liabilities - note conversion feature	7,539	—	(1,028)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	216,964	500	417,196
Accounts payable – related parties	(5,089)	—	129,209
Net cash used in operating activities	(455,528)	(30,636)	(1,445,297)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(209,122)
Purchase of property and equipment	—	—	(164,538)
Cash acquired from share exchange transaction	—	—	1,694
Net cash used in investing activities	—	—	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,100,000	—	2,125,000
Proceeds from long-term notes payable	10,000	—	10,000
Proceeds from notes payable - related parties	—	46,000	155,991
Common stock issued for cash	10,000	—	25,000
Contributed capital	—	—	1,182,506
Net cash provided by financing activities	2,120,000	46,000	3,498,497
Net increase in cash	1,664,472	15,364	1,681,234
Cash at beginning of period	16,762	—	—
Cash at end of period	$1,681,234	$15,364	$1,681,234

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows
(Unaudited)

Inception
(June 26,
	For the Six Months Ended		2006) through
	June 30,		June 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$ 211,019	$ -	$ 211,019
Common stock issued for the acquisition of assets	$ -	$ -	$ 2,369,819
Common stock issued for conversion of loans	$ 61,012	$ 93,000	$ 161,012
Debt discount-beneficial conversion feature	$ -	$ -	$ 5,181
Debt discount-derivative conversion feature	$ 100,000	$ -	$ 100,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Cash and Cash Equivalent

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At June 30, 2012, the amounts held in banks exceed the insured limit by $750,781.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued.

Recent Accounting Pronouncements

Elray’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $918,961 and cash used in operating activities of $455,528 for the six months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $1,987,635, $1,997,635 and $7,939,300, respectively, at June 30, 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at June 30, 2012 and December 31, 2011 consisted of the following:

	Final Maturity	Interest Rate	June 30, 2012	December 31, 2011

C. Smith	9/18/11	8%	$ 14,850	$ 14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Total			$ 292,929	$ 292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum.

Convertible notes payable

Convertible notes payable, net of discounts, at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts

Alan Binder	$25,000	$(818)	$24,182	$25,000	$(4,704)	$20,296
JSJ Investments, Inc.	—	—	—	25,000	(19,452)	5,548
JSJ Investments, Inc.	25,000	(15,369)	9,631	—	—	—
Asher Enterprises, Inc.	42,500	(19,651)	22,849	—	—	—
Asher Enterprises, Inc.	32,500	(20,046)	12,454	—	—	—
Rousay Holdings Ltd.	2,000,000	—	2,000,000	—	—	—
Total	$2,125,000	$(55,884)	$2,069,116	$50,000	$(24,156)	$25,844

On December 9, 2011, as a result of the Splitrock transaction (see above), the Company assumed $25,000 of a convertible note. The note is due on August 4, 2012 with 10% annual interest. The note was convertible to Splitrock’s common stock at $0.10 per share prior to December 9, 2011 and is now convertible to 7,545,272 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $3,886 during the six months ended June 30, 2012. The Company did not repay the note on August 4, 2012 and this note is currently in default.

On October 12, 2011, the Company entered into a convertible note agreement with JSJ Investments, Inc. (“JSJ”) for $25,000 in cash. The note is for one year and bears interest at a rate of 8% per annum. From April 12, 2012 to April 12, 2013, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price. On May 4, 2012, JSJ converted this note into 11,986,301 shares of common stock.

On January 19, 2012, the Company entered into an agreement with JSJ in which JSJ agreed to loan the Company $25,000 (the “Second JSJ note”). The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price.

On February 1, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $42,500 (the “First Asher Note”). The note bears interest at 8% and matures on November 6, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into common shares in the Company at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On March 15, 2012, the Company entered into a convertible promissory note with Asher for $32,500 (the “Second Asher Note”). The note bears interest at 8% and matures on December 19, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd (“Rousay”) for $10,000,000. If funded in full, the note will be secured by the issuance of 923,206,006 shares of the Company’s common stock and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is payable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal. As of June 30, 2012, $2 million of the promissory note had been funded. The Company will seek to have Rousay fund the balance of $8 million of the note.

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

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

Long-term note payable

On February 1, 2012, the Company entered into an agreement with Gold Globe Investments Limited (“GoldGlobe”) whereby Gold Globe would loan the Company $20,000 in tranches of $5,000 each, paid as needed by the Company. The loan is due in two years at an interest rate of 12% per annum. As of June 30, 2012, the Company had received $10,000 of this loan.

NOTE 4 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion feature contained in the First JSJ Note, the Second JSJ Note, the First Asher Note and the Second Asher Note issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 3 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of June 30, 2012, and recorded an unrealized loss of $7,539 for the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, the derivative liability associated with the note conversion feature was $138,409 and $28,595, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2011	January 19, 2012	February 1, 2012	March 15, 2012	June 30, 2012
Estimated market value of common stock on measurement date	$0.01650	$0.0125	$0.0800	$0.0800	$0.0800
Exercise price	$0.00825	$0.00625	$0.00464	$0.00464	$0.00348
Discount rate	0.3050%	0.3350%	0.3300%	0.3300%	0.3700%
Expected volatility	192%	221%	218%	245%	289%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed in Note 7 that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company pays the consultants $20,000 per month.

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services the Company agreed to issue 2,000,000 shares to Ludlow. The Company has recorded consulting expense of $2,333, based on the market price of issuance date, for services provided during the six months ended June 30, 2012. As of June 30, 2012, none of these shares had been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, loans from Elmside, a shareholder, were $55,991. The loans were due on demand.

As of June 30, 2012 and December 31, 2011, the Company had accounts payable of $309,209 and $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of June 30, 2012 and December 31, 2011, the Company had stock payable to its two non-executive directors of $0 and $17,000.

NOTE 7 – EQUITY

Preferred Stock – Series A

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match Holdings Limited (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and GM will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of GM and the shareholders and consultants of GM will acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray has 30 days to secure a $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 shares of Series A Preferred stock. Prior to a planned reverse split of common shares at a ratio of 100:1, the Class A Preferred Series shares are convertible at a rate of 100 common shares for each Class A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of Golden Match Holdings Limited. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of Golden Match Holdings Limited, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of Golden Match Holdings Limited 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis, will equal 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and is engaged in legal proceedings with Mr Lao Sio I.

As of June 30, 2012, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at $211,019, par value, with a subscription receivable at the same amount.

Common Stock

On April 30, 2012, the Company issued 2,500,000 shares for cash of $10,000.

On May 4, 2012, the Company issued 23,500,000 shares of common stock for services, valued at $124,550, based on the market price on the issuance date. The value of stock issued is amortized over the service period according to the related agreements. As of June 30, 2012, $28,267 was recorded as subscription receivable as the Company had not received the services.

On April 12, 2012, the Company issued 6,000,000 shares of common stock valued at $42,000, based on the stock price of issuance date, to two directors in consideration of their services.

NOTE 8 – SUBSEQUENT EVENTS

On June 5, 2012, the Company entered into a convertible promissory note with Asher for $32,500. The note bears interest at 8% and matures on March 7, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. The funding was not received until July 3, 2012.

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to one share of the Company’s common stock and has voting rights of 1,000:1 with common stock.

On July 1, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual properly related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The Company expects to conclude its due diligence within 120 days.

On July 12, 2012, the Company approved the issuance of 3,000,000 shares each to Roy Sugarman and Michael Silverman, in consideration for director services to be provided in July, August and September. The shares were valued at $0.005 per share and an expense of $30,000 will be recorded for the issuance during the service period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and Golden Match will enter into an acquisition agreement in which Elray will acquire all of the outstanding shares of GM and the shareholders and consultants of GM will acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray had 30 days to secure $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

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

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis will equal 95% of the Company's then outstanding shares. The principals of GM then became the Company’s majority shareholder. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. Subsequently, on July 1, 2012, the Board of Directors held a Special Board Meeting, wherein a motion was approved to remove Mr. Lao Sio I. as a director. As of the date of this report, the Company is seeking rescission of the transaction and is engaged in legal proceedings with Mr. Lao Sio I.

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended June 30, 2012 and 2011, general and administrative expenses were $444,640 and $726,667, respectively. The decrease in general and administrative expense was primarily a result of the decrease of stock-based compensation which was partially offset by the increase of professional fees. Stock-based compensation for services was $138,282 and $720,000 for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation for the three months ended June 30, 2011 was mainly for the consulting services related to the acquisition of assets from Splitrock ventures(BVI) Limited and the planned divestment of the Angor Wat mining operation. Professional fees for the three months ended June 30, 2012 was $203,116 compared to $6,293 for the three months ended June 30, 2011.

Interest Expenses

During the three months ended June 30, 2012 and 2011, interest expenses were $111,431 and $0, respectively. The increase of interest expenses was due to the liabilities assumed in December 2011 pursuant to the Amended Splitrock Agreement and notes payable accrued interest expense.

Net Loss

We incurred net losses from operations of $553,333 and $894,603 for the three months ended June 30, 2012 and 2011, respectively. The decrease of net loss in 2012 was as a result of the items discussed above.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the six months ended June 30, 2012 and 2011, general and administrative expenses were $732,245 and $751,136, respectively. In 2012, the Company incurred professional fees $335,037, stock-based compensation of $138,282, and online gaming and related technology development costs of $107,634 whereas in 2011, these expenses were $23,418, $720,000, and $0, respectively.

Interest Expenses

During the six months ended June 30, 2012 and 2011, interest expenses were $179,967 and $0, respectively. The increase of interest expenses was due to the liabilities assumed in December 2011 pursuant to the Amended Splitrock Agreement and notes payable accrued interest expense.

Net Loss

We incurred net losses from operations of $918,961 and $1,942,032 for the six months ended June 30, 2012 and 2011, respectively. The decrease of net loss in 2012 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2012 was $455,528 compared to $30,636 for the six months ended June 30, 2011. The increase in cash used in operations was primarily attributable to activities related to the acquisition of Golden Match during the six months ended June 30, 2012.

Our cash provided by financing activities for the six months ended June 30, 2012 was $2,120,000, compared to $46,000 for the six months ended June 30, 2011. The increase is mainly due to proceeds from the issuance of convertible note payable received in 2012 of $2,100,000.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is pending Litigation between Elray and Mr. Lao Sio I, Millennium Commodity Trading Pty Ltd, Millennium Holdings Pty Ltd in relation to “Public Stock for Private Acquisition Agreement” signed on the 4th of May 2012 with Mr Lao Sio I.

The Company will vigorously defend this action and will pursue counterclaims seeking rescission of the transaction and damages.

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

On January 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services the Company agreed to issue 1,000,000 shares to Ludlow. On May 4, 2012, 1,000,000 shares are issued to Ludlow.

On February 25, 2012, the Company entered into a subscription agreement for the private placement of 2,500,000 shares at $0.004 per share for a total consideration of $10,000. On May 4, 2012, these shares are issued.

On March 6, 2012, the Company entered into an agreement with DMS Consulting, LLC (“DMS”) to provide public relations services for the Company. In consideration for such services, the Company agreed to issue 6,000,000 restricted shares to DMS. On May 4, 2012, 6,000,000 shares are issued to DMS. This consulting service shall continue until September 2nd, 2012.

On April 12, 2012, the Company issued 6,000,000 shares of common stock to its directors for services provided.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company duly incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully dilutive basis, will equal 95% of the Company's then outstanding shares. The principals of GM than became the Company’s majority shareholder. As of the date of this report, this transaction is being unwound and the shares have been agreed upon to be returned to the Company.

On May 4, 2012, the Company issued 6,250,000 shares to Clinton Greyling, 3,750,000 shares to Tom Hogshead, 5,000,000 shares to Jacqueline Hawksworth, and 1,500,000 shares to David Price, Esq for services provided.

On July 1, 2012, the Company entered into an agreement with Maxwell Newbould to acquire Penny Auction, a technology business, in exchange for 88,000,000 shares of Series B preferred stock. The shares were issued to GoldGlobe Investments and are being held in escrow for 120 days.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Elray Resources, Inc.*

3.2	Bylaws of Elray Resources, Inc.*

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_______

*    Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

Date: August 15, 2012	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Goodman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Elray Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

    Date: August 15, 2012

    By: /s/ Anthony Goodman

   Chief Executive Officer and Chief Financial Officer

   (Principal Executive Officer and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Anthony Goodman, Chief Executive Officer and Chief Financial Officer of Elray Resources, Inc. (the "Company"), certify, pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the consolidated financial condition and results of operations of the Company.

       Date: August 15, 2012

      By: /s/ Anthony Goodman

        Chief Executive Officer and Chief Financial Officer

        (Principal Executive Officer and Accounting Officer)