Form 10-Q/A
period 2012-06-30
ELRAY RESOURCES, INC.
filed 2012-08-24
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment number 1)

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

ELRAY RESOURCES, INC.

Date: August 24, 2012	By:	/s/ Anthony Goodman
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

    Date: August 24, 2012

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

       Date: August 24, 2012

      By: /s/ Anthony Goodman

        Chief Executive Officer and Chief Financial Officer

        (Principal Executive Officer and Accounting Officer)