Form 10-Q/A
period 2012-06-30
ELRAY RESOURCES, INC.
filed 2012-09-11
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment number 2)

_________________

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30th 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _ to __

_________________

ELRAY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-52727	98-0526438
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

575 Madison Avenue, Suite 1006,  New York, NY 10022
(Address of Principal Executive Offices) (Zip Code)

(917) 775-9689
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

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

1

 EXPLANATORY NOTE

Elray Resources, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to reflect the effects of reporting errors. These errors related to the discussion related to the transaction with Mr. Lao Sio I. The disclosure was stated in three different sections of the Form 10-Q as filed. In Part II. Other Information. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. The discussion was incorrectly stated.

The disclosure was incorrectly stated in one of the sections, In Part II. Other Information. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Additional clarification has also been included in ‘Part II. Other Information, Item 1. Legal Proceedings’, ‘Part I. Financial Information, Item 1. Note 7. Equity and Part I. Financial Information’, and ‘Part I. Item 2. Overview’, which is related to the transaction with Mr. Lao Sio I.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 2.

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

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows
(Unaudited)

			Inception
	For the six Months Ended		(June 26,2006) through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(918,961)	$(1,942,032)	$(7,939,300)
Adjustments to reconcile net loss to cash used in operations activities:
Depreciation	—	13,896	125,537
Loss on disposal of asset	—	—	39,044
Impairment of intangibles	—	—	3,463,668
Compensation expense to related party for extinguishment of debt	—	1,177,000	1,184,000
Stock-based compensation	138,282	720,000	996,453
Loss on settlement of accounts payable	—	—	16,000
Amortization of debt discount	68,272	—	74,297
Interest expense incurred on issuance of convertible debt	37,465	—	49,627
Unrealized gain on derivative liabilities - note conversion feature	7,539	—	(1,028)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	216,964	500	417,196
Accounts payable – related parties	(5,089)	—	129,209
Net cash used in operating activities	(455,528)	(30,636)	(1,445,297)

Cash flows from investing activities:
Purchase of mineral properties	—	—	(209,122)
Purchase of property and equipment	—	—	(164,538)
Cash acquired from share exchange transaction	—	—	1,694
Net cash used in investing activities	—	—	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,100,000	—	2,125,000
Proceeds from long-term notes payable	10,000	—	10,000
Proceeds from notes payable - related parties	—	46,000	155,991
Common stock issued for cash	10,000	—	25,000
Contributed capital	—	—	1,182,506
Net cash provided by financing activities	2,120,000	46,000	3,498,497
Net increase in cash	1,664,472	15,364	1,681,234
Cash at beginning of period	16,762	—	—
Cash at end of period	$1,681,234	$15,364	$1,681,234

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows- Continued
(Unaudited)

			Inception
			(June 26,
	For the Six Months Ended		2006) through
	June 30,		June 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of asset	$211,019	$-	$211,019
Common stock issued for the acquisition of asset	$-	$-	$2,369,819
Common stock issued for conversion of loans	$61,012	$93,000	$161,012
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative conversion feature	$100,000	$-	$100,000

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

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at June 30, 2012 and December 31, 2011 consisted of the following:

	Final Maturity	Interest Rate	June 30, 2012	December 31, 2011

C. Smith	9/18/11	8%	14,850	14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Total			$ 292,929	$ 292,929

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

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of Golden Match Holdings Limited. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of Golden Match Holdings Limited, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. Pursuant to the agreement, the Company transferred to the principals of Golden Match Holdings Limited 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis, will equal 95% of the Company's then outstanding shares. Pursuant to the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is engaged in legal proceedings with Mr Lao Sio I and is seeking rescission of the transaction and damages based on claims of breach of contract against Mr. Lao Sio I, among other claims.

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

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. Pursuant to the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis will equal 95% of the Company's then outstanding shares. The principals of GM then became the Company’s majority shareholder. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. Subsequently, on July 1, 2012, the Board of Directors held a Special Board Meeting, wherein a motion was approved to remove Mr. Lao Sio I. as a director. As of the date of this report, the Company is engaged in legal proceedings with Mr Lao Sio I and is seeking rescission of the transaction and damages based on claims of breach of contract against Mr. Lao Sio I, among other claims.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is pending Litigation between Elray, on one hand, and Mr. Lao Sio I, Millennium Commodity Trading Pty Ltd, and Millennium Holdings Pty Ltd in relation to “Public Stock for Private Acquisition Agreement” (the "Acquisition Agreement") signed on the 4th of May 2012 with Mr. Lao Sio I.

In particular, on or about July 25, 2012, Mr. Lao Sio I filed a lawsuit in District Court, Clark County, Nevada against the Company and its directors, Anthony Brian Goodman, Michael Silverman and Roy Sugarman. Among other claims, Mr. Lao’s complaint includes claims against the Company for a breach of the Acquisition Agreement and for fraudulent inducement. On August 29, 2012, the Company filed an answer and a counterclaim. The Company’s counterclaim includes claims against Mr. Lao for fraudulent inducement and breach of contract, among other claims. On August 30, 2012, a motion by Lao for a preliminary injunction to (1) restrain the Company from consummating the proposed transaction with Maxwell Newbould (described below) or taking any other actions to dilute the stock held by Mr. Lao, (2) restore Mr. Lao Sio I as a member of the Company’s board of directors, and (3) require that a shareholders’ meeting be convened was heard. That motion was denied in all respects, without prejudice to renewal.

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

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company duly incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, 211,018,516 of its Series A Preferred Stock, to parties nominated in the acquisition agreement, which on a fully dilutive basis, will equal 95% of the Company's then outstanding shares. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is engaged in legal proceedings with Mr Lao Sio I and is seeking rescission of the transaction and damages based on claims of breach of contract against Mr. Lao Sio I, among other claims.

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

Date: September 11, 2012	Elray Resources Inc.
By:/s/ Anthony Goodman
Anthony Goodman Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Accounting Officer)