Form 10-Q
period 2012-09-30
ELRAY RESOURCES, INC.
filed 2012-11-13
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 1,262,519,593, 211,018,516, and 88,000,000 shares of common stock, Series A preferred stock, and Series B preferred stock, respectively, issued and outstanding as of November 8, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$3,538	$16,762
Restricted cash	900,337	-
Total assets	$903,875	$16,762

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$845,185	$587,073
Accounts payable – related parties	231,866	314,298
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	2,075,807	25,844
Derivative liabilities - note conversion feature	119,389	28,595
Total liabilities	3,621,167	1,304,730

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 and 0 shares issued and outstanding	211,019	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 88,000,000 and 0 shares issued and outstanding, respectively	88,000	-
Common stock, par value $0.001, 1,700,000,000 shares authorized, 1,018,648,476 and 844,092,578 shares issued and outstanding, respectively	1,018,649	844,093
Additional paid-in capital	5,296,428	4,888,278
Subscriptions receivable	(299,019)	-
Accumulated deficit during the development stage	(9,032,369)	(7,020,339)
Total shareholders' deficit	(2,717,292)	(1,287,968)
Total liabilities and shareholders' deficit	$903,875	$16,762

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception (June 26, 2006) through September 30,
	2012	2011	2012	2011	2012

Operating expenses:
General and administrative expenses	$930,977	$6,322	$1,663,222	$757,458	$2,984,322
Impairment of intangibles and mineral properties	-	-	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	-	-	1,177,000	1,184,000
Depreciation	-	6,930	-	20,826	125,537
Exploration	-	-	-	-	857,738
Loss on disposal of assets	-	-	-	-	39,044
Total operating expenses	930,977	13,252	1,663,222	1,955,284	8,654,309
Loss from operations	(930,977)	(13,252)	(1,663,222)	(1,955,284)	(8,654,309)

Other income (expense):
Interest expense	(173,537)	-	(353,504)	-	(375,323)
Interest income	400	-	1,190	-	1,190
Unrealized gain on derivative liability - note conversion feature	11,045	-	3,506	-	12,073
Loss on settlement of accounts payable	-	-	-	-	(16,000)
Total other income (expense)	(162,092)	-	(348,808)	-	(378,060)
Net loss	$(1,093,069)	$(13,252)	$(2,012,030)	$(1,955,284)	$(9,032,369)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	947,407,853	224,847,500	888,589,697	171,257,756

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Inception (June 26,2006) through September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(2,012,030)	$(1,955,284)	$(9,032,369)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	418,415	720,000	1,276,586
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	1,177,000	1,184,000
Depreciation	-	20,826	125,537
Loss on disposal of asset	-	-	39,044
Amortization of debt discount	117,463	-	123,488
Non-cash interest expense related to conversion feature of notes payable	51,935	-	64,097
Unrealized gain on derivative liabilities - note conversion feature	(3,506)	-	(12,073)
Loss on settlement of accounts payable	-	-	16,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	259,568	5,458	459,800
Accounts payable – related parties	(87,232)	-	47,066
Net cash used in operating activities	(1,255,387)	(32,000)	(2,245,156)

Cash flows from investing activities:
Increase in restricted cash	(900,337)	-	(900,337)
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	(900,337)	-	(1,272,303)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,132,500	-	2,157,500
Proceeds from notes payable - related parties	-	32,000	155,991
Common stock issued for cash	10,000	-	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	2,142,500	32,000	3,520,997
Net increase (decrease) in cash	(13,224)	-	3,538
Cash at beginning of period	16,762	-	-
Cash at end of period	$3,538	$-	$3,538

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows (Continued)
(Unaudited)

	For the nine Months Ended September 30,		Inception (June 26,2006) through September 30,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$299,019	$-	$299,019
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of loans	$160,157	$93,000	$260,157
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$132,500	$-	$157,500

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2012, the amounts held in banks did not exceed the insured limit.

Restricted Cash

At September 30, 2012, the Company owed $2,000,000 to Rousay Holdings Ltd. who later entered into an amended note agreement with the Company. The Company has proceeds from the note payable to Rousay Holdings Ltd. of $900,337 held in an attorney escrow account at September 30, 2012. Subsequent to September 30, 2012, the $900,337 was returned to Rousay Holdings Ltd. as a result of the amendment of the original note agreement dated April 25, 2012 (See Note 3).

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Accounting Pronouncements

Elray’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $2,012,030 and utilized cash for operating activities of $1,255,387 for the nine months ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,717,292, $2,717,292 and $9,032,369, respectively, at September 30, 2012.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.  Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business.  Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2012 and December 31, 2011 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2012	December 31, 2011

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, net of discounts, at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012			December 31, 2011
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts

Alan Binder	$25,000	$-	$25,000	$25,000	$(4,704)	$20,296
JSJ Investments, Inc.	-	-	-	25,000	(19,452)	5,548
JSJ Investments, Inc.	25,000	(9,085)	15,915	-	-	-
Asher Enterprises, Inc.	-	-	-	-	-	-
Asher Enterprises, Inc.	32,500	(9,319)	23,181	-	-	-
Asher Enterprises, Inc.	32,500	(20,789)	11,711
Rousay Holdings Ltd.	2,000,000	-	2,000,000	-	-	-
Total	$2,115,000	$(39,193)	$2,075,807	$50,000	$(24,156)	$25,844

On December 9, 2011, as a result of the Splitrock transaction, the Company assumed a $25,000 convertible note. The note was due on August 4, 2012 with 10% annual interest.  The note was convertible to Splitrock’s common stock at $0.10 per share prior to December 9, 2011 and is now convertible to 7,545,272 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $4,704 during the nine months ended September 30, 2012. The Company did not repay the note on August 4, 2012 and this note is currently in default.

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

On February 1, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $42,500 (the “First Asher Note”).  The note bears interest at 8% and matures on November 6, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into common shares in the Company at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the third quarter of year 2012, Asher converted this note into 70,569,597 shares of common stock.

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

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000. (“Original Rousay Note”). If funded in full, the note will be secured by the issuance of 923,206,006 shares of the Company’s common stock and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is payable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal. As of September 30, 2012, $2 million of the promissory note had been funded. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000 which consists of $1,200,000 principal plus interest of $90,000 accrued on the Original Rousay Note. The new note is due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equals to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest.

On June 5, 2012, the Company entered into a convertible promissory note with Asher for $32,500 (the “Third Asher Note”). The principal was received and recorded on July 3, 2012. The note bears interest at 8% and matures on March 7, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date.

Due to the JSJ and Asher notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and has been bifurcated from the note and is “marked to market” each reporting period through the statements of operations.

The conversion feature of the Second JSJ Note, the First Asher Note, Second Asher Note, and the Third Asher Note was valued at $40,743, $54,486, $42,236, and $46,970, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of these notes totaled $51,935 was expensed immediately as additional interest expense.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

Long-term note payable

On February 1, 2012, the Company entered into an agreement with Gold Globe Investments Limited (“GoldGlobe”) whereby Gold Globe would loan the Company $20,000 in tranches of $5,000 each, paid as needed by the Company. The loan is due in two years at an interest rate of 12% per annum. As of September 30, 2012, the Company had repaid the $10,000 received to GoldGlobe.

NOTE 4 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion feature contained in the First JSJ Note, the Second JSJ Note, the First Asher Note, the Second Asher Note and the Third Asher Note issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 3 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of September 30, 2012, and recorded an unrealized gain of $3,506 for the nine months ended September 30, 2012. At September, 2012 and December 31, 2011, the derivative liability associated with the note conversion feature was $119,389 and $28,595, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2011	January 19, 2012	February 1, 2012	March 15, 2012	July 3, 2012	September 30, 2012
Estimated market value of common stock on measurement date	$0.01650	$0.01250	$0.00800	$0.00800	$0.00520	$0.00080
Exercise price	$0.00825	$0.00625	$0.00464	$0.00464	$0.00302	$0.00046
Discount rate	0.3050%	0.3350%	0.3300%	0.3300%	0.1500%	0.1400%
Expected volatility	192%	221%	218%	245%	303%	299%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed in Note 7 and  Note 8 that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company pays the consultants $20,000 per month. As of September 30, 2012, payable to the consultants was $280,000 which included amount owed for services provided before the agreement was entered.

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 2,000,000 shares to Ludlow. The Company has recorded consulting expense of $1,066, based on the market price at September 30, 2012, for services provided during the nine months ended September 30, 2012. As of September 30, 2012, none of these shares had been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, loans from Elmside, a shareholder, were $55,991. The loans are due on demand.

As of September 30, 2012 and December 31, 2011, the Company had accounts payable of $227,066 and $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of September 30, 2012, and December 31, 2011, the Company had stock payable to its two non-executive directors of $4,800 and $17,000 for director fees.

NOTE 7 – EQUITY

Preferred Stock – Series A

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match Holdings Limited (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and GM would enter into an acquisition agreement in which Elray was to acquire all of the outstanding shares of GM and the shareholders and consultants of GM was to acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray had 30 days to secure a $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to a planned reverse split of common shares at a ratio of 100:1, the Class A Preferred Series shares are convertible at a rate of 100 common shares for each Class A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and is engaged in legal proceedings with Mr. Lao Sio I.

As of September 30, 2012, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at $211,019, par value, with a subscription receivable at the same amount.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to one share of the Company’s common stock and has voting rights of 1,000:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock.  The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The Company has recently extended the due diligence period for a further 120 days and expects to conclude its due diligence within year 2012.

The 88,000,000 shares of Series B Preferred stock issued had been recorded at $88,000, par value, with a subscription receivable at the same amount.

Common Stock

On April 30, 2012, the Company issued 2,500,000 shares for cash of $10,000.

During the 9 months ended September 30, 2012, the Company issued 23,500,000 shares of common stock for services, valued at $124,550, based on the market price on the issuance date. The value of stock issued is amortized over the service period according to the related agreements.

On April 12, 2012, the Company issued 6,000,000 shares of common stock valued at $42,000, based on the stock price of issuance date, to two directors in consideration of their services.

On August 1, 2012, the Company issued 60,000,000 shares of common stock valued at $246,000, based on the stock price of issuance date, for services related to the development of certain financial applications. 20,000,000 shares were issued to Mark Frost and 40,000,000 shares were issued to Gold Globe Investments acting as escrow agent. On achievement of certain benchmarks by Mark Frost, Gold Globe Investments will transfer 30,000,000 shares to Mark Frost. The balance of 10,000,000 shares will remain with Gold Globe Investments in consideration for its services.

On September 19, 2012, the Company increased authorized common stock to 1,700,000,000.

NOTE 8 – SUBSEQUENT EVENTS

The Company was engaged in legal proceedings with Rousay Holdings Ltd. (“Rousay”) in the United States District Court of New York wherein Rousay asserted various claims against the defendant. The Company denied liability and asserted defenses. The parties agreed to settle the controversies between them.

On October 8, 2012, the Company reached a Stipulation and Order of Settlement with Rousay in the United States District Court of New York. In terms of this Stipulation and Order of Settlement with Rousay, the Company agreed to repay $900,337 of the $2 million convertible promissory note dated April 25, 2012 (See note 3). The Company also agreed to issue 10% of the then outstanding and issued common stock of the Company to Rousay. On October 13, 2012, the Company issued 101,864,848 restricted shares of common stock to Rousay equaling 10% of the then outstanding and issued common stock.

Subsequent to September 30, 2012, Asher converted $43,000 of the Second Asher Note and the Third Asher Note into 142,006,269 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2011 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, on December 9, 2011, the Company has issued 592,454,728 shares to the shareholders of Splitrock as full consideration therefore.

On March 8, 2012, the Company finalized negotiations for advanced Web Application Intellectual Property that will allow Elray to build unique Consumer Web Products that will be marketed under the brand CrazyJapps. The Company is currently performing final due diligence and is expected to finalize the purchase agreement in the coming weeks. The Company is continuing to conduct due diligence.

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and Golden Match will enter into an acquisition agreement in which Elray was to acquire all of the outstanding shares of GM and the shareholders and consultants of GM was to acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray had 30 days to secure a $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd for $10,000,000. If funded in full, the note will be secured by the issue of 923,206,006 shares and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is repayable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the original note, where the face of the note is $1,290,000 which consists of $1,200,000 principal plus interest of $90,000 accrued on the original note. The new note is due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equals to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis will equal 95% of the Company's then outstanding shares. The principals of GM then became the Company’s majority shareholder. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. Subsequently, on July 1, 2012, the Board of Directors held a Special Board Meeting, wherein a motion was approved to remove Mr Lao Sio I. as a director. As of the date of this report, the Company is seeking rescission of the transaction and is engaged in legal proceedings with Mr Lao Sio I.

Plan of Operation

Elray is in the process of developing an online casino and related technologies to provide gaming to customers where such activity is legal. Elray will utilize software provided by a third party vendor to provide online casino games in selected markets. Development of the online casino games requires Elray to customize the appearance and branding of the third party software and establish merchant services to accept payments and facilitate distribution of winnings.

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

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended September 30, 2012 and 2011, general and administrative expenses were $930,977 and $13,252, respectively. The increase in general and administrative expense was primarily a result of the increase of stock-based compensation, legal fees, and consulting fees. Stock-based compensation for services was $280,133 and $0 for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation for the three months ended September 30, 2012 was mainly for the consulting services related to financial applications from Mark Frost. Legal fees related to litigation for the three months ended September 30, 2012 was $331,889 compared to $0 for the three months ended September 30, 2011. Consulting fees for the three months ended September 30, 2012 was $127,544 compared to $0 for the three months ended September 30, 2011.

Interest Expenses

During the three months ended September 30, 2012 and 2011, interest expense was $173,537 and $0, respectively. The increase of interest expense was due to the liabilities assumed in December 2011 pursuant to the Amended Splitrock Agreement and notes issued during the nine months ended September 30, 2012.

Net Loss

We incurred net losses from operations of $1,093,069 and $13,252 for the three months ended September 30, 2012 and 2011, respectively. The increase of net loss in 2012 was as a result of the items discussed above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the nine months ended September 30, 2012 and 2011, general and administrative expenses were $1,663,222 and $757,458, respectively. In 2012, the Company incurred consulting fees $430,044, stock-based compensation of $418,415, legal fees related to litigation of $335,520, and online gaming and related technology development costs of $313,370 whereas in 2011, these expenses were $0, $720,000, $0, and $0, respectively. Stock-based compensation for the three months ended June 30, 2011 was mainly for the consulting services related to the acquisition of assets from Splitrock Ventures (BVI) Limited and the planned divestment of the Angor Wat mining operation.

Interest Expenses

During the nine months ended September 30, 2012 and 2011, interest expense was $353,504 and $0, respectively. The increase of interest expense was due to the liabilities assumed in December 2011 pursuant to the Amended Splitrock Agreement and notes issued during the nine months ended September 30, 2012.

Net Loss

We incurred net losses from operations of $2,012,030 and $1,955,284 for the nine months ended September 30, 2012 and 2011, respectively. The increase of net loss in 2012 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2012 was $1,255,387 compared to $32,000 for the nine months ended September 30, 2011. The increase in cash used in operations was primarily attributable to activities related to the acquisition and legal proceedings with Golden Match, and new project development during the nine months ended September 30, 2012.

Our cash used in investing activities for the nine months ended September 30, 2012 was $900,337, compared to $0 for the nine months ended September 30, 2011. The increase is due to restricted cash of $900,337 held in escrow during the settlement process with Rousay Holdings, Ltd. related to a promissory note.

Our cash provided by financing activities for the nine months ended September 30, 2012 was $2,142,500, compared to $32,000 for the nine months ended September 30, 2011. The increase is mainly due to proceeds from the issuance of convertible note payable received in 2012 of $2,132,500.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is pending Litigation between Elray and Mr Lao Sio I, Millennium Commodity Trading Pty Ltd, Millennium Holdings Pty Ltd in relation to “Public Stock for Private Acquisition Agreement” signed on the May 4, 2012 with Mr Lao Sio I.

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

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company duly incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully dilutive basis will equal 95% of the Company's then outstanding shares. The principals of GM than became the Company’s majority shareholder.  As of the date of this report, this transaction is being unwound.

On May 4, 2012, the Company issued 6,250,000 shares to Clinton Greyling, 3,750,000 shares to Tom Hogshead, 5,000,000 shares to Jacqueline Hawksworth, and 1,500,000 shares to David Price, Esq for services provided.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire Penny Auction, a technology business, in exchange for 88,000,000 shares of Series B preferred stock.  The shares were issued to Gold Globe Investments and are being held in escrow for 120 days.

On August 1, 2012, the Company issued 60,000,000 shares of common stock valued at $246,000, based on the stock price of issuance date, for services related to the development of certain financial applications. 20,000,000 shares were issued to Mark Frost and 40,000,000 shares were issued to Gold Globe Investments acting as escrow agent. On achievement of certain benchmarks by Mark Frost, Gold Globe Investments will transfer 30,000,000 shares to Mark Frost. The rest 10,000,000 shares will remain with Gold Globe Investments for its services.

On October 13, 2012, in terms of an Order of Settlement with Rousay Holdings Ltd., the Company issued 101,864,848 restricted shares of common stock to Rousay Holdings Ltd.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

ELRAY RESOURCES, INC.

Date: November 13, 2012	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer