Form 10-K/A
period 2011-12-31
ELRAY RESOURCES, INC.
filed 2012-11-14
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
Amendment No. 1
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 to our Annual Report on Form 10-K for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on April 13, 2012, is to modify Item 9A. Controls and Procedures required by Item 308(a)(3) of Regulation S-K to clearly state that our internal control over financial reporting was not effective as of December 31, 2011.

No changes have been made to the Annual Report other than the modification of Item 9A. Controls and Procedures. This Amendment No.1 to Form 10-K does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2011:

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

ELRAY RESOURCES, INC.

November 14, 2012	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Goodman	Director	November 14, 2012
Anthony Goodman

/s/ Michael Silverman	Director	November 14, 2012
Michael Silverman

/s/ Roy Sugarman	Director	November 14, 2012
Roy Sugarman