Form 10-K
period 2012-12-31
ELRAY RESOURCES, INC.
filed 2013-04-05
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes   ☑  No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No

On June 29, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $140,915, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.60.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 11, 2013, the registrant had 14,035,037 shares of its Common Stock, $0.001 par value, outstanding.

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

Item 1.         Business

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

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, as consideration for the issuance of 5,924,547 shares of common stock of the Company.  Splitrock is in the online gaming business.  On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 5,924,547 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock (Share number adjusted for Reverse Stock Split).  In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, the Company has issued 5,924,547 shares to the shareholders of Splitrock as full consideration therefore.

The shares issued resulted in a change of control under which 70% of the shares of Elray were held by the previous Splitrock shareholders immediately after the issuance.

The existing officers and directors of Elray resigned and the directors nominated by Splitrock; Messrs. Radcliffe, Sugarman, and Goodman, were elected to the board of Elray Resources. Mr. Goodman was appointed Chief Executive and Chief Financial Officer of Elray. On October 27, 2011, Donald Radcliffe resigned as director and Michael Silverman was appointed as his replacement.

As part of the Amended Splitrock Agreement, Elray acquired gaming intellectual property, gaming domains, trademarks and player databases (“Splitrock IP”), and is currently in the process of developing a new online casino utilizing third party software. Elray’s strategy is to provide online gaming to players in markets where such activities are legal.

The Company has opened a virtual managed corporate office located in New York City in order to meet potential requirements put forth by lawmakers in pending state and federal legislation. Under the proposed bills, Internet-enabled gaming operations must adhere to strict rules including locally-based operations and technology that allows for IP address restrictions and user age verification.

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

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 shares of Series A preferred stock (Share number adjusted for Reverse Stock Split). Prior to a planned reverse split of common shares at a ratio of 100:1, the Class A Preferred Series shares are convertible at a rate of 100 common shares for each Class A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares (Share number adjusted for Reverse Stock Split). In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and seeking damages; the Company has filed a counterclaim and is engaged in legal proceedings with Mr. Lao Sio I.

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

Recent Events

On November 28, 2012, the Company's Board of Directors approved a reverse split of the Company's issued and outstanding shares of its common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock, without amending the Company's total number of authorized common shares. (“Reverse Stock Split”) Shareholders holding a majority of the voting stock voted in favor of the amendment to our Certificate of Incorporation to effect a reverse stock split of one hundred-for-one as soon as such action is approved by FINRA. On December 17, 2012, the Company filed Schedule 14C to SEC to announce to the shareholders of the Company that the shareholders holding a majority of Voting Stock has executed a written consent in lieu of a meeting to approve the amendment of our Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of each class of Capital Stock.

On January 24, 2013, the Company received an approval from FINRA to conduct the Reverse Split. The corporate action took effect at the open of business, January 25, 2013. All share number or per share information presented in this 10-K gives effect to the Reverse Stock Split.

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

Item 3.        Legal Proceedings

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. As of the date of this report, the Company is seeking rescission of the transaction and seeking damages; the Company has filed a counterclaim and is engaged in legal proceedings with Mr. Lao Sio I.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal U.S. market for our common equity is the OTC Markets, a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Markets under the symbol ELRA.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Markets.

	2012*		2011*
Quarter Ended	High	Low	High	Low
December 31	$0.15	$0.01	$2.65	$0.20
September 30	$0.60	$0.05	$0.93	$0.30
June 30	$1.50	$0.39	$6.00	$0.93
March 31	$1.90	$0.44	$7.00	$1.00

*Presentation gives effect to the 1 for 100 Reverse Stock Split, which occurred on January 25, 2013.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2012, there were approximately 86 holders of our common stock.

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

On May 2, 2012, the Company issued 211,018,516 shares of its Series A Preferred Stock to the principals of GM in exchange for all of the outstanding shares of GM under the terms of the acquisition agreement.

On July 3, 2012, the Company issued a total of 88,000,000 shares of its Series B Preferred stock to acquire certain assets and intellectual property related to Penny Auction Technology.

On August 1, 2012, the Company issued 600,000 shares of its common stock for services for the development of its website.

On October 15, 2012, the Company issued 1,018,648 shares of common stock to settle part of the loan agreement with Rousay Holdings, Ltd.

During the year ended December 31, 2012, the Company issued 295,000 shares of common stock to consultants for services, 25,000 shares for cash, and 1,943,829 shares for conversion of notes.

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

At December 31, 2012, we had a cash balance of $214. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we need to complete development of our online gaming sites and invest in the acquisition of players. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

•	our ability to raise additional funding;
•	competition in the online gaming area; and
•	the regulatory climate for online gaming.

Due to our lack of operating history and present inability to generate revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through December 31, 2012, but have incurred losses in the amount of $9,588,005 for the same period. Our activities have been financed from the proceeds of share subscriptions and additional paid-in capital.

For the fiscal year ended December 31, 2012, general and administrative expenses were $2,015,031 which were related to consulting fees of $675,359, legal fees of $470,672 and development cost of $377,252.

For the fiscal year ended December 31, 2011, general and administrative expenses were $1,126,533, primarily comprised of consulting expenses of $962,101 and development expenses of $60,000.

On December 9, 2011, Elray acquired certain assets and liabilities of Splitrock by issuing 5,924,547 shares of our common stock. The acquisition of gaming assets in exchange for shares resulted in an excess of cost over the net asset value of $3,254,546. The assets acquired are intangible assets which have not previously generated revenues. An impairment loss of $3,254,546 was recognized during the year ended December 31, 2011 on the intangible assets acquired due to the uncertainty of the recoverability.

On February 10, 2011, Elray settled a debt carried forward since 2008 to Elmside Pty Ltd. equal to $100,000 for 1,070,000 shares of the Company’s common stock. The shares were valued at $1,284,000 ($1.2 per share based upon market price) and $1,184,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

There is substantial doubt about our ability to continue as a going concern because we have not generated any revenues since our inception to cover our expenses and are therefore, sustaining losses, resulting in substantial doubt about our ability to continue as a going concern. From inception (June 26, 2006) to December 31, 2012 our operations have resulted in an accumulated deficit of $9,588,005.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since inception through December 31, 2012, we have raised $1,207,506 through placements of our common shares and other capital contributions from shareholders and related parties. During the year ended December 31, 2012, we received proceeds from convertible notes payable of $2,142,500. The Company had $214 in cash at December 31, 2012.

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

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Elray Resources, Inc.
(a development stage company)
New York, NY

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended and the period from June 26, 2006 (inception) to December 31, 2012.  Elray Resources, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements.  The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 include total revenues and net loss of $0 and $1,274,000, respectively.  Our opinion on the consolidated statements of operations, shareholders' deficit and cash flows for the period from June 26, 2006 (inception) through December 31, 2012, insofar as it relates to amounts from inception through December 31, 2009, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended and the period from June 26, 2006 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 4, 2013

ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$214	$16,762
Prepaid expenses	24,972	-
Total assets	$25,186	$16,762

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,080,590	$587,073
Accounts payable – related parties	275,558	314,298
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	1,364,060	25,844
Derivative liabilities - note conversion feature	65,693	28,595
Total liabilities	3,134,821	1,304,730

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 and 0 shares issued and outstanding	211,019	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 88,000,000 and 0 shares issued and outstanding, respectively	88,000	-
Common stock, par value $0.001, 1,700,000,000 shares authorized, 12,323,403 and 8,440,926 shares issued and outstanding, respectively	12,323	8,441
Additional paid-in capital	6,466,047	5,723,930
Subscriptions receivable	(299,019)	-
Accumulated deficit during the development stage	(9,588,005)	(7,020,339)
Total shareholders' deficit	(3,109,635)	(1,287,968)
Total liabilities and shareholders' deficit	$25,186	$16,762

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years ended December 31,		Inception (June 26, 2006) through December 31,
	2012	2011	2012
Operating expenses:
General and administrative expenses	$2,015,031	$1,126,533	$3,336,131
Impairment of intangibles and mineral properties	-	3,254,546	3,463,668
Compensation expense to related party for extinguishment of debt	-	1,184,000	1,184,000
Depreciation	-	20,826	125,537
Exploration	-	-	857,738
Loss on disposal of assets	-	39,044	39,044
Total operating expenses	2,015,031	5,624,949	9,006,118
Loss from operations	(2,015,031)	(5,624,949)	(9,006,118)

Other income (expense):
Interest expense	(481,534)	(21,819)	(503,353)
Interest income	1,190	-	1,190
Unrealized gain on derivative liability - note conversion feature	9,201	8,567	17,768
Loss on extinguishment of debt	(81,492)	(16,000)	(97,492)
Total other income (expense)	(552,635)	(29,252)	(581,887)

Net loss	$(2,567,666)	$(5,654,201)	$(9,588,005)

Net loss per common share - basic and diluted	$(0.00)	$(2.52)

Weighted average common shares outstanding - basic and diluted	9,681,601	2,247,121

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC. and SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
Period from June 26, 2006 (Inception) through December 31, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Subscription	Deficit Accumulated during the Development	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)

Issuance of common stock for cash to funders	-	$-	-	$-	300,000	$300	$4,700	$-	$-	$5,000
Contributed capital from shareholders and related party	-	-	-	-	-	-	472,756	-	-	472,756
Net loss	-	-	-	-	-	-	-	-	(253,989)	(253,989)
Balance at December 31, 2006	-	-	-	-	300,000	300	477,456	-	(253,989)	223,767
Contributed capital from shareholders and related party	-	-	-	-		-	376,362	-	-	376,362
Net loss	-	-	-	-	-	-	-	-	(193,011)	(193,011)
Balance at December 31, 2007	-	-	-	-	300,000	300	853,818	-	(447,000)	407,118
Contributed capital from shareholders and related party	-	-	-	-	-	-	168,118	-	-	168,118
Issuance of shares as a result of share exchange and recapitalization	-	-	-	-	264,375	264	1,430	-	-	1,694
Net loss	-	-	-	-	-	-	-	-	(333,821)	(333,821)
Balance at December 31, 2008	-	-	-	-	564,375	564	1,023,366	-	(780,821)	243,109
Issuance of shares in consideration for mining services	-	-	-	-	4,100	$4	73,796	-	-	73,800
Contributed capital from shareholders and related party	-	-	-	-	-	-	156,763	-	-	156,763
Net loss	-	-	-	-	-	-	-	-	(492,335)	(492,335)
Balance at December 31, 2009	-	-	-	-	568,475	568	1,253,925	-	(1,273,156)	(18,663)
Contributed capital from shareholders	-	-	-	-	-	-	8,507	-	-	8,507
Net loss	-	-	-	-	-	-	-	-	(92,982)	(92,982)
Balance at December 31, 2010	-	-	-	-	568,475	568	1,262,432	-	(1,366,138)	(103,138)
Issuance of shares for extinguishment of debt	-	-	-	-	1,070,000	1,070	1,282,930	-	-	1,284,000
Issuance of shares in consideration for consulting services	-	-	-	-	867,904	868	799,503	-	-	800,371
Shares exchanged for online gaming assets	-	-	-	-	5,924,547	5,925	2,363,894	-	-	2,369,819
Issuance of common stock for cash	-	-	-	-	10,000	$10	9,990	-	-	10,000
Beneficial conversion feature	-	-	-	-	-	-	5,181	-	-	5,181
Net loss	-	-	-	-	-	-	-	-	(5,654,201)	(5,654,201)
Balance at December 31, 2011	-	-	-	-	8,440,926	8,441	5,723,930	-	(7,020,339)	(1,287,968)
Issuance of shares for acquisition of GM	211,018,516	211,019	-	-	-	-	-	(211,019)	-	-
Issuance of shares for development of software	-	-	88,000,000	88,000	600,000	600	245,400	(88,000)	-	246,000
Issuance of shares in consideration for consulting services	-	-	-	-	295,000	295	166,255	-	-	166,550
Issuance of common stock for cash	-	-	-	-	25,000	25	9,975	-	-	10,000
Issuance of shares for convertible notes conversion	-	-	-	-	1,943,829	1,944	101,878	-	-	103,822
Issuance of shares for settlement of debt	-	-	-	-	1,018,648	1,018	80,474	-	-	81,492
Settlement of derivative liability	-	-	-	-	-	-	138,135	-	-	138,135
Net loss	-	-	-	-	-	-	-	-	(2,567,666)	(2,567,666)
Balance at December 31, 2012	211,018,516	$211,019	88,000,000	$88,000	12,323,403	$12,323	$6,466,047	$299,019	$(9,588,005)	$(3,053,353)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows

	For the Years Ended December 31,		Inception (June 26, 2006) through December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(2,567,666)	$(5,654,201)	$(9,588,005)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	412,550	784,371	1,270,721
Impairment of intangibles and mineral properties	-	3,254,546	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	1,184,000	1,184,000
Depreciation	-	20,826	125,537
Loss on disposal of asset	-	39,044	39,044
Amortization of debt discount	148,216	6,025	154,241
Non-cash interest expense related to conversion feature of notes payable	51,934	12,162	64,096
Unrealized gain on derivative liabilities-note conversion feature	(9,201)	(8,567)	(17,768)
Loss on extinguishment of debt	81,492	16,000	97,492
Changes in operating assets and liabilities:
Prepaid expense	(24,972)	-	(24,972)
Accounts payable and accrued liabilities	497,339	166,460	697,571
Accounts payable – related parties	(38,740)	134,298	95,558
Net cash used in operating activities	(1,449,048)	(43,836)	(2,438,817)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	-	-	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	2,142,500	25,000	2,167,500
Proceeds from notes payable - related parties	-	25,598	155,991
Repayment of convertible notes payable	(720,000)	-	(720,000)
Common stock issued for cash	10,000	10,000	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	1,432,500	60,598	2,810,997

Net increase (decrease) in cash	(16,548)	16,762	214
Cash at beginning of period	16,762	-	-
Cash at end of period	$214	$16,762	$214

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements Of Cash Flows (Continued)

	For the Years Ended December 31,		Inception (June 26, 2006) through December 31,
	2012	2011	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$299,019	$-	$299,019
Common stock issued for the acquisition of assets	$-	$2,369,819	$2,369,819
Common stock issued for conversion of loans	$160,157	$100,000	$341,957
Debt discount-beneficial conversion feature	$-	$5,181	$5,181
Debt discount-derivative liability on note conversion feature	$132,500	$25,000	$157,500

See accompanying notes to unaudited consolidated financial statements.

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

On February 23, 2011, the Company entered into an agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 5,924,547 shares of the Company’s common stock. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, shall acquire 5,924,547 shares of Elray’s common stock, which resulted in a change of control.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement. Under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock’s assets, the Company issued 5,924,547 shares to the shareholders of Splitrock as full consideration.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

Elray has recurring losses and has an accumulated deficit during the development stage of $9,588,005 as of December 31, 2012. Furthermore, the Company had negative working capital of $3,109,635 at December 31, 2012, and no current source of revenue.

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

NOTE 4 – ACQUISITION OF ASSETS

On February 23, 2011, the Company entered into a Purchase Agreement to acquire 100% of the issued and outstanding shares of Splitrock in exchange for 5,924,547 shares of the Company’s common stock (the “Splitrock Agreement”). On December 9, 2011, Elray entered into the Amended Splitrock Agreement which amended certain elements of the Splitrock Agreement. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company instead acquired only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock’s assets, the Company issued 5,924,547 shares to the shareholders of Splitrock as full consideration. These shares were valued at $2,369,819 based on the market price on the acquisition date of $0.4 per share.

A summary of the fair values of assets acquired and liabilities assumed as of the date of acquisition is as follows:

Assets acquired:
Intangibles	$3,254,546
Liabilities assumed:
Accounts payable and accrued interest	566,798
Convertible notes payable	25,000
Notes payable	292,929
Total liabilities assumed	884,727

Net assets acquired	$2,369,819

The $3,254,546 intangibles acquired includes gaming domains, trademarks and player databases. The intangibles were fully impaired in 2011.

NOTE 5 – PROPERTY AND EQUIPMENT

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $0 and $20,826.

NOTE 6 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2012 and 2011 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2012	December 31, 2011

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, as a result of the Splitrock transaction (See Note 4), the Company assumed $292,929 of notes payable. These notes are unsecured with an interest rate of 8% or 15%. As of December 31, 2012, seven notes with total principal outstanding of $292,929 were in default. The Company is currently negotiating with the note holders for extension.

Convertible notes payable

Convertible notes payable, net of discounts, at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012			December 31, 2011
	Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts

Alan Binder	$25,000	$-	$25,000	$25,000	$(4,704)	$20,296
JSJ Investments, Inc.	-	-	-	25,000	(19,452)	5,548
JSJ Investments, Inc.	25,000	(2,801)	22,199	-	-	-
Asher Enterprises, Inc.	32,500	(5,639)	26,861
Rousay Holdings Ltd.	1,290,000	-	1,290,000	-	-	-
Total	$1,372,500	$(8,440)	$1,364,060	$50,000	$(24,156)	$25,844

On December 9, 2011, as a result of the Splitrock transaction, the Company assumed a $25,000 convertible note. The note was due on August 4, 2012 with 10% annual interest. The note was convertible to Splitrock’s common stock at $0.10 per share prior to December 9, 2011 and is now convertible to 75,453 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $4,704 during year ended December 31, 2012. The Company did not repay the note on August 4, 2012 and this note is currently in default.

On October 12, 2011, the Company entered into a convertible note agreement with JSJ Investments, Inc. (“JSJ”) for $25,000 in cash. The note is for one year and bears interest at a rate of 8% per annum. From April 12, 2012 to April 12, 2013, the note holder has the option to convert the note to the Company’s common shares at a discount of 50% of the average closing price for the 7 consecutive trading days prior to the date on which the note holder elects to convert all or part of the note. On May 4, 2012, JSJ converted this note into 119,863 shares of common stock.

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

On February 1, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $42,500 (the “First Asher Note”). The note bears interest at 8% and matures on November 6, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into common shares in the Company at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the third quarter of year 2012, Asher converted this note into 705,696 shares of common stock.

On March 15, 2012, the Company entered into a convertible promissory note with Asher for $32,500 (the “Second Asher Note”). The note bears interest at 8% and matures on December 19, 2012. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the fourth quarter of year 2012, Asher converted this note into 1,118,270 shares of common stock.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000. (“Original Rousay Note”). If funded in full, the note will be secured by the issuance of 9,232,060 shares of the Company’s common stock and will be due in one year at an interest rate of 20% payable in arrears. On maturity, the interest of $2,000,000 is payable in cash and the note holder may elect to take ownership of the shares held, in lieu of repayment of principal. During 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the principal amount of the note is $1,290,000. The new note is due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option to receive an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. In connection with the replacement of Original Rousay Note, the Company issued 1,018,648 common shares, valued at $81,492, to Rousay and recorded a loss on extinguishment of debt.

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

The conversion feature of the JSJ Note, Second JSJ Note, the First Asher Note, Second Asher Note, and the Third Asher Note was valued at $37,162, $40,743, $54,486, $42,236, and $46,970, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of these notes totaled $51,934 and $5,548 was expensed immediately as additional interest expense during the year ended December 31, 2012 and 2011, respectively.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

Long-term note payable

On February 1, 2012, the Company entered into an agreement with Gold Globe Investments Limited ("GoldGlobe") whereby GoldGlobe would loan the Company $20,000 in tranches of $5,000 each, paid as needed by the Company. The loan is due in two years at an interest rate of 12% per annum. As of December 31, 2012, the Company had repaid the $10,000 received to GoldGlobe.

NOTE 7 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the JSJ and Asher notes’ conversion feature, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 6 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the JSJ and Asher notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of December 31, 2012 and 2011, and recorded an unrealized gain of $9,201 and $8,567 for the year ended December 31, 2012 and 2011. At December 31, 2012 and December 31, 2011, the derivative liability associated with the note conversion feature was $65,693 and $28,595. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	October 12, 2011	December 31, 2011	Various Issuance Dates in 2012	December 31, 2012
Estimated market value of common stock on measurement date	0.004	$1.65	$1.25~$0.52	$0.01
Exercise price	0.002	$0.825	$0.302~$0.625	$0.005
Discount rate	0.3050%	0.3050%	0.1500%~0.3300%	0.1100%
Expected volatility	176%	192%	218%~303%	306%
Expected dividend yield	0%	0.00%	0.00%	0.00%

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2012 and 2011, loans from Elmside, a shareholder, were $55,991. The loans were due on demand.

As of December 31, 2012 and 2011, the Company had accounts payable of $275,558 and $297,298 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of December 31, 2012 and 2011, the Company had stock payable to its two non-executive directors of $600 and $17,000 for their services.

During 2011, Elray settled $100,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 1,070,000 shares of the Company’s common stock. The shares were valued at $1,284,000 ($1.2 per share based upon market price) and $1,184,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

NOTE 9 – EQUITY

On November 28, 2012, the Company's Board of Directors approved a reverse split of the Company's issued and outstanding shares of its common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock, without amending the Company's total number of authorized common shares. Shareholders holding a majority of the voting stock voted in favour of the amendment to our Certificate of Incorporation to effect a reverse stock split of one hundred-for-one on January 24, 2013. All share numbers or per share information presented gives effect to the reverse stock split.

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

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to a reverse split of common shares at a ratio of 100:1, the Series A Preferred Series shares are convertible at a rate of 100 common shares for each Series A Preferred Share. After the Reverse Stock Split, the Class A Preferred Series shares are convertible at a rate of 1 common shares for each Series A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and seeking damages; the Company has filed a counterclaim and is engaged in legal proceedings with Mr. Lao Sio I.

As of December 31, 2012, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at $211,019, par value, with a subscription receivable at the same amount.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company’s common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The Company has recently extended the due diligence period for a further 240 days and expects to conclude its due diligence within year 2013.

The 88,000,000 shares of Series B Preferred stock issued had been recorded at $88,000, par value, with a subscription receivable at the same amount.

Common Stock

On April 12, 2012, the Company issued 60,000 shares of common stock valued at $42,000, based on the stock price of issuance date, to two directors in consideration of their services.

On April 30, 2012, the Company issued 25,000 shares for cash of $10,000.

On August 1, 2012, the Company issued 600,000 shares of common stock valued at $246,000, based on the stock price of issuance date, for services related to the development of certain financial applications. 200,000 shares were issued to Mark Frost and 400,000 shares were issued to Gold Globe Investments acting as escrow agent. On achievement of certain benchmarks by Mark Frost, Gold Globe Investments will transfer 300,000 shares to Mark Frost. The balance of 100,000 shares will remain with Gold Globe Investments in consideration for its services.

On October 8, 2012, the Company reached a Stipulation and Order of Settlement with Rousay Holdings Ltd. in the United States District Court of New York. In terms of this Stipulation and Order of Settlement with Rousay, the Company agreed to issue 10% of the then outstanding and issued common stock of the Company to Rousay. On October 13, 2012, the Company issued 1,018,648 restricted shares of common stock to Rousay equaling 10% of the then outstanding and issued common stock. These shares are valued at $81,492 and recorded as a loss on extinguishment of debt.

On September 19, 2012, the Company increased authorized capital to a total of 1,700,000,000 common shares of stock, par value to remain unchanged at $0.001.

During the year ended December 31, 2012, the Company issued 235,000 shares of common stock for services, valued at $124,550, based on the market price on the issuance date. The value of stock issued is amortized over the service period according to the related agreements.

During the year ended December 31, 2012, the Company issued 1,943,829 shares of common stock for JSJ and Asher Notes conversions (see note 6).

On February 10, 2011 and May 26, 2011, the Company issued a total of 1,070,000 shares of common stock to settle $100,000 loans from a shareholder as described in Note 8. During the year ended December 31, 2011, the Company issued 867,904 shares of common stock to consultants for services valued at $800,371. Additionally, the Company issued 5,924,547 common shares to acquire certain assets of Splitrock and issued 10,000 shares for $10,000 in cash.

On October 27, 2011, the Board of Directors of the Company granted 3,000,000 shares of the Company’s common stock to each of the two non-executive directors as compensation. 1,000,000 shares were vested immediately and were recorded as stock payable of $17,000 as of December 31, 2011 based on the market price on the date the shares were issuable. The remaining shares vested during the year ended December 31, 2012.

NOTE 10 – INCOME TAXES

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 20,000 shares to Ludlow. The Company has recorded consulting expense of $166 for the year ended December 31, 2012. As of December 31, 2012, none of these shares had been issued.

NOTE 12 – SUBSEQUENT EVENTS

On January 5, 2013, the Company entered into an agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares to Ludlow. As of April 4, 2013, none of these shares had been issued.

On January 5, 2013, the Company entered into an agreement with South Street Media, Inc. ("South Street") to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares to South Street. As of April 4, 2013, none of these shares had been issued.

On January 30, 2013, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $47,500. The note bears interest at 8% and matures on October 28, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22% of the outstanding principal and unpaid interest. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date. An additional derivative will be recorded related to the conversion feature of this note.

On February 21, 2013, Asher converted $17,000 of the Third Asher Note into 854,271 shares of common stock.

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited.

On March 19, 2013, Asher converted $15,500 of the Third Asher Note along with the accrued interest of $1,300 into 606,498 shares of common stock.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report, except as follows.

Item 9A.     Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2012:

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

Name of Director	Age	Position
Anthony Brian Goodman	54	President, Chief Executive Officer, Chief Financial Officer and Director
Michael Silverman	68	Director
Roy Sugarman	58	Director
Sio I Lao	40	Director (appointed May 4, 2012, removed July 1, 2012)
David Price	49	Secretary

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

Item 11.      Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Barry J. Lucas. President, Director (Resigned 2/23/2011)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Michael J. Malbourne. Secretary, Treasurer, Director (Resigned 2/23/2011)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Neil R. Crang. Director (Resigned 2/23/2011)	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -
Anthony B. Goodman President, Director, Chief Financial Officer (Appointed 2/23/2011)	2012 2011	240,000 60,000	- -	- -	- -	- -	- -	- -	240,000 60,000
Donald Radcliffe (Appointed 2/23/2011, Resigned 10/27/2011)	2011	-	-	-	-	-	-	-	-
Dr. Roy Sugarman (Appointed 02/23/2011)	2012 2011	- -	- -	21,000 8,500	- -	- -	- -	- -	21,000 8,500
Michael Silverman (Appointed 10/27/2011)	2012 2011	- -	- -	21,000 8,500	- -	- -	- -	- -	21,000 8,500
David Price Secretary (Appointed 02/23/2011)	2012 2011	6,500 -	- -	- 4,500	- -	- -	- -	- -	6,500 4,500
Sio I Lao (Appointed 05/04/2012, Removed 07/01/2012)	2012	-	-	-	-	-	-	-	-

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

The following summarizes amounts earned by each Director in the fiscal year ended December 31, 2012.

On April 12, 2012, the Company issued 30,000 shares of the Company's common stock each to Mr. Silverman and Dr. Sugarman as agreed on October 27, 2011.

On July 12, 2012, the Company approved the issuance of additional 30,000 shares of the Company's common stock as compensation to each non-executive director.

As of March 22, 2013, only 30,000 shares of the Company's common stock have been issued to both Mr. Silverman and Dr. Sugarman for the compensation mentioned above.

On May 8, 2012 the Company issued 1,500,000 shares to Mr. David Price as compensation for his services in 2011.

Mr. Goodman earned a salary of $20,000 per month. Part of the salary has been accrued until such time as the Company has adequate cash resources to pay the outstanding amount.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31, 2012.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2012 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 575 Madison Avenue, Suite 1006, New York, NY 10022.

		Relationship to	Shares Beneficially		Percent
Title of Class	Name and Address Of Owner	Company	Owned (1)		Owned (1)
Common Stock	Barry J. Lucas	Past Director and President	100,000		0.81%
	# 15, 291 Street,
	Sangkat Boeng Kok 1,
	Tourl District,
	Phnom Penh, Cambodia

Common Stock	Michael J Malbourne ( for Elmside Pty Ltd)	Past Director, Secretary and Treasurer	0		0%
	# 15, 291 Street,
	Sangkat Boeng Kok 1,
	Tourl District,
	Phnom Penh, Cambodia

Common Stock	Neil R. Crang	Past Director	0		0%
	4 Tullo Place
	Richmond Victoria Australia

Common Stock	Brian Goodman	Director (2)	1,922,309		15.6%

Common Stock	Donald Radcliffe	Past Director	241,449		1.96%

Common Stock	Rousay Holding Ltd.	5% Shareholder	1,018,648		8.27%
	300 East 42nd Street
	New York, NY 10022

Common Stock	David Price	Secretary	25,000		0.2%

Common Stock	Michael Silverman	Director	30,000	(3)	0.24%

Common Stock	Dr. Roy Sugarman	Director	30,000	(3)	0.24%

Total			3,367,406		27.3%

Presentation gives effect to the Reverse Stock Split

(1)
Applicable percentage of ownership is based on 12,323,403 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2012. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2012 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,542,027 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 244,467shares owned by family members residing with Mr. Goodman.

(3)	Not includes 30,000 shares approved as compensation on July 12, 2012 but not issued.

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

On February 10, 2011, Elray settled $93,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 930,000 shares of the Company’s common stock. The shares were valued at $1,116,000 ($1.2 per share based upon market price) and $1,023,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

On May 26, 2011, Elray settled $7,000 of a debt carried forward since 2008 to Elmside Pty Ltd. for 140,000 shares of the Company’s common stock. The shares were valued at $168,000 ($1.2 per share based upon market price) and $161,000 was recorded as additional compensation expense due to Elmside Pty Ltd. being a related party.

As of December 31, 2012 and 2011, loans from Elmside were $55,991 and $55,991, respectively.

As of December 31, 2012, the Company had accounts payable of $275,558 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray total 12,323,403 at December 31, 2012.

Item 14.      Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2012	2011
Audit Fees
GBH CPAs, PC	$31,500	$28,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 50 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Elray Resources, Inc.*

3.2	Bylaws of Elray Resources, Inc.*

14.1	Code of Ethics**

31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference.

** Filed as an exhibit to our report on Form 10-K for the financial period ended March 31, 2008 and incorporated herein by reference.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

April 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	Director	April 4, 2013

/s/ Michael Silverman
Michael Silverman	Director	April 4, 2013

/s/ Roy Sugarman
Roy Sugarman	Director	April 4, 2013