Form 10-Q
period 2013-03-31
ELRAY RESOURCES, INC.
filed 2013-05-15
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 20,544,372, 211,018,516, and 88,000,000 shares of common stock, Series A preferred stock, and Series B preferred stock, respectively, issued and outstanding as of April 30, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$117	$214
Prepaid expenses	24,972	24,972
Total assets	$25,089	$25,186

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,205,605	$1,080,590
Accounts payable – related parties	403,473	275,558
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	1,348,069	1,364,060
Derivative liabilities - note conversion feature	106,253	65,693
Total liabilities	3,412,320	3,134,821

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 issued and outstanding	211,019	211,019
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 88,000,000 shares issued and outstanding	88,000	88,000
Common stock, par value $0.001, 1,700,000,000 shares authorized, 14,641,535 and 12,323,403 shares issued and outstanding, respectively	14,641	12,323
Additional paid-in capital	6,663,596	6,466,047
Subscriptions receivable	(299,019)	(299,019)
Accumulated deficit during the development stage	(10,065,468)	(9,588,005)
Total shareholders' deficit	(3,387,231)	(3,109,635)
Total liabilities and shareholders' deficit	$25,089	$25,186

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		Inception (June 26, 2006) through March 31,
	2013	2012	2013

Operating expenses:
General and administrative expenses	$264,565	$287,605	$3,600,696
Impairment of intangibles and mineral properties	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Exploration	-	-	857,738
Loss on disposal of assets	-	-	39,044
Total operating expenses	264,565	287,605	9,270,683
Loss from operations	(264,565)	(287,605)	(9,270,683)

Other income (expense):
Interest expense	(126,347)	(68,536)	(629,700)
Interest income	-	-	1,190
Unrealized gain (loss) on derivative liability - note conversion feature	(39,408)	(9,487)	(21,640)
Loss on settlement of accounts payable	(47,143)	-	(144,635)
Total other income (expense)	(212,898)	(78,023)	(794,785)
Net loss	$(477,463)	$(365,628)	$(10,065,468)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic and diluted	13,143,166	8,440,926

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		Inception June 26, 2006) through March 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(477,463)	$(365,628)	$(10,065,468)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	-	-	1,270,721
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Loss on disposal of asset	-	-	39,044
Amortization of debt discount	16,509	22,510	170,750
Non-cash interest expense related to conversion feature of notes payable	42,562	37,465	106,658
Unrealized loss on derivative liabilities - note conversion feature	39,408	9,487	21,640
Loss on settlement of accounts payable	47,143	-	144,635
Changes in operating assets and liabilities:
Prepaid expense	-	-	(24,972)
Accounts payable and accrued liabilities	156,329	121,244	853,900
Accounts payable – related parties	127,915	65,049	223,473
Net cash used in operating activities	(47,597)	(109,873)	(2,486,414)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	-	-	(371,966)

Cash flows from financing activities:
Proceeds from convertible notes payable	47,500	100,000	2,215,000
Proceeds from note payable	-	10,000	-
Proceeds from notes payable - related parties	-	-	155,991
Repayment of convertible notes payable			(720,000)
Common stock issued for cash	-	10,000	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	47,500	120,000	2,858,497
Net increase (decrease) in cash	(97)	10,127	117
Cash at beginning of period	214	16,762	-
Cash at end of period	$117	$26,889	$117

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,		Inception (June 26,2006) through March 31,
	2013	2012	2013

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$-	$-	$299,019
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of loans	$33,800	$-	$375,757
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$47,500	$100,000	$205,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2012 on Form 10-K filed on April 5, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 have been omitted.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $477,463 and utilized cash for operating activities of $47,597 for the three months ended March 31, 2013. The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $3,387,231, $3,387,231 and $10,065,468, respectively, at March 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2013 and December 31, 2012 consisted of the following:

	Final Maturity	Interest Rate	March 31, 2013	December 31, 2012

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, net of discounts, at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
	Principal	Unamortized discount	Principal, net of discounts	Principal	Unamortized discount	Principal, net of discounts

Alan Binder	$25,000	$-	$25,000	$25,000	$-	$25,000
JSJ Investments, Inc.	25,000	-	25,000	25,000	(2,801)	22,199
Asher Enterprises, Inc.	-	-	-	32,500	(5,639)	26,861
Asher Enterprises, Inc.	47,500	(39,431)	8,069	-	-	-
Rousay Holdings Ltd.	1,290,000	-	1,290,000	1,290,000	-	1,290,000
Total	$1,387,500	$(39,431)	$1,348,069	$1,372,500	$(8,440)	$1,364,060

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

On January 19, 2012, the Company entered into an agreement with JSJ in which JSJ agreed to loan the Company $25,000 (the “Second JSJ note”). The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price. This note is currently in default.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note is due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equals to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. In connection with the replacement of Original Rousay Note, the Company issued 1,018,648 common shares, valued at $81,492, to Rousay and recorded a loss on extinguishment of debt.

On June 5, 2012, the Company entered into a convertible promissory note with Asher for $32,500 (the “Third Asher Note”). The principal was received and recorded on July 3, 2012. The note bears interest at 8% and matures on March 7, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the three months ended March 31, 2013, the Company issued 1,460,769 shares of common stock for the conversion of the Third Asher Note in the amount of $32,500.

On January 30, 2013, the Company entered into a convertible promissory note with Asher for $47,500 (the "Fourth Asher Note"). The note bears interest at 8% and matures on November 1, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

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

The conversion feature of the Fourth Asher Note was valued at $90,063 on the issuance date. As a result, the Fourth Asher Note was fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $42,562 was expensed immediately as additional interest expense.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

NOTE 4 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion feature contained in the JSJ and Asher notes issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 3 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of March 31, 2013, and recorded an unrealized gain of $39,408 for the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, the derivative liability associated with the note conversion feature was $106,253 and $65,693, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2012	February 15, 2013	March 31, 2013
Stock price on measurement date	$0.010	$0.080	$0.105
Exercise price	$0.005	$0.036	$0.047
Discount rate	0.11%	0.13%	0.11%
Expected volatility	306%	242%	237%
Expected dividend yield	0.00%	0.00%	0.00%

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

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company pays the consultants $20,000 per month. As of March 31, 2013, the payable to the consultants was $370,000 which included amounts owed for services provided before the agreement was entered.

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 20,000 shares to Ludlow. As of March 31, 2013, none of these shares had been issued. On January 5, 2013, the Company entered into another agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares to Ludlow. On April 16, 2013, the Company issued 150,000 shares, valued at $13,875, to Ludlow for such services. As of March 31, 2013, the Company had $8,041 stock payable to Ludlow.

On January 5, 2013, the Company entered into an agreement with South Street Media, Inc. ("South Street") to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares, valued at $13,875, to South Street. On April 16, 2013, the Company issued 150,000 shares to South Street for such services.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2013 and December 31, 2012, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of March 31, 2013 and December 31, 2012, the Company had accounts payable of $402,873 and $275,558 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of March 31, 2013 and December 31, 2012, the Company had stock payable to its two non-executive directors of $600 for director fees.

NOTE 7 – EQUITY

On November 28, 2012, the Company's Board of Directors approved a reverse split of the Company's issued and outstanding shares of its common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock, without amending the Company's total number of authorized common shares. (“Reverse Stock Split”) Shareholders holding a majority of the voting stock voted in favour of the amendment to our Certificate of Incorporation to effect a reverse stock split of one hundred-for-one on January 24, 2013. All share number or per share information presented gives effect to the Reverse Stock Split.

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

On May 3, 2012, in anticipation of the imminent closing of the GM acquisition, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to a planned reverse split of common shares at a ratio of 100:1, the Series A Preferred Series shares are convertible at a rate of 100 common shares for each Series A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 shares of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and seeking damages; the Company has filed a counterclaim and is engaged in legal proceedings with Mr. Lao Sio I.

As of March 31, 2013, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at par value of $211,019, with a subscription receivable at the same amount.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to one share of the Company’s common stock and has voting rights of 1,000:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The Company has recently extended the due diligence period for a further 120 days and expects to conclude its due diligence within year 2013.

The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000, with a subscription receivable at the same amount.

Common Stock

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited ("Portspot"). These shares are valued at $77,143 based on the market price of issuance date. The Company recorded a loss of $47,143 related to the settlement.

During the three months ended March 31, 2013, the Company issued 1,460,769 shares of common stock for the conversion of the Third Asher Note in the amount of $32,500 (see Note 3).

NOTE 8 – SUBSEQUENT EVENTS

On January 5, 2013, the Company entered into an agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company issued 150,000 shares to Ludlow for such services on April 16, 2013.

On January 5, 2013, the Company entered into an agreement with South Street to provide investor relations services to the Company for six months. In consideration for such services, the Company issued 150,000 shares to South Street on April 16, 2013.

On April 4, 2013, the Company issued 400,000 shares of common stock to its directors for services provided.

On April 4, 2013, the Company issued 1,128,827 shares of the Company’s common stock valued at $74,728 in settlement of a payable of $80,000 to Pancar Capital LLC.

On April 4, 2013, the Company issued 423,310 shares of the Company’s common stock valued at $28,023 in settlement of a payable of $30,000 out of a total of $260,000 to Portspot.

On April 24, 2013, the Company issued 3,650,700 shares of the Company’s common stock valued at $376,022 to settle $200,000 of debt payable to Anthony Brian Goodman, the Company’s Chief Executive Officer.

On April 30, 2013, the Company entered into a 12-month consultancy agreement with Global Technology Investments Limited ("Global Technology") to provide online strategic marketing and consulting services to Global Technology for $250,000 per annum.

On March 21, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Fifth Asher Note"). The note bears interest at 8% and matures on December 26, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date. The Company received the funds from Asher on April 5, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Elray owned a 100% interest in Porphyry Creek, a 90-square kilometer gold and copper claim located in Cambodia. On February 10, 2011, Elray entered into an agreement to dispose of Angkor Wat Minerals in exchange for 56,847,500 ordinary shares of Cambodian Gold PLC, and the majority shareholders and board of directors of the Company approved a dividend of 56,847,500 shares of Cambodian Gold PLC to the Elray shareholders of record as of February 7, 2011 on a basis of one share of Cambodian Gold for each share owned in Elray. As of the current date, Cambodian Gold PLC has failed to take transfer of the gold mining assets and issue the shares in exchange. Elray has failed to find a buyer for these assets and has discontinued maintenance and exploitation of the gold mining properties. Exploitation of the gold mining properties is not part of the current business strategy and therefore does not justify the expenditure and resources necessary to maintain and exploit them.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, in consideration of the issuance of 5,924,547 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 5,924,547 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock. In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Roy Sugarman and Michael Silverman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

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

On March 8, 2012, the Company finalized negotiations for advanced Web Application Intellectual Property that will allow Elray to build unique Consumer Web Products that will be marketed under the brand CrazyJapps. The Company is currently finalizing plans to deploy the technology.

On March 22, 2012, Elray entered into a binding letter of intent with Golden Match (“GM”), a company incorporated in the British Virgin Islands. Pursuant to the letter of intent, Elray and Golden Match would enter into an acquisition agreement in which Elray was to acquire all of the outstanding shares of GM and the shareholders and consultants of GM was to acquire a minimum of 95% of the Company’s common stock. Pursuant to the agreement, Elray had 30 days to secure a $10,000,000 line of credit or loan before Elray and GM enter into a definitive purchase agreement.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Revenues

We did not generate any revenues during the reporting periods.

Expenses

During the three months ended March 31, 2013 and 2012, general and administrative expenses were $264,565 and $287,605, respectively. The decrease in general and administrative expense was primarily a result of the decrease of the development costs. Development cost was $521 and $75,236 for the three months ended March 31, 2013 and 2012, respectively. Legal fees related to litigation for the three months ended March 31, 2013 was $42,873 compared to $0 for the three months ended March 31, 2012. Consulting fees for the three months ended March 31, 2013 was $135,750 compared to $139,181 for the three months ended March 31, 2012.

Interest Expenses

During the three months ended March 31, 2013 and 2012, interest expense was $126,347 and $68,536, respectively. The increase of interest expense was due to increase of average outstanding note balances during the three months ended March 31, 2013.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain (loss) on derivative liability - note conversion feature was $39,408 for the three months ended March 31, 2013 and $9,487 for the three months ended March 31, 2012. The increase was primarily resulted from the fluctuation of the Company’s stock price.

Loss on settlement of accounts payable

Loss on settlement of accounts payable was $47,143 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012. On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited ("Portspot") and recorded a loss of $47,143 related to the settlement.

Net Loss

We incurred net losses from operations of $477,463 and $365,628 for the three months ended March 31, 2013 and 2012, respectively. The increase of net loss in 2013 was as a result of the items discussed above, as well as the loss on extinguishment of Portspot payable and unrealized loss on derivative liability.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2013 was $47,597 compared to $109,873 for the three months ended March 31, 2012. The decrease in cash used in operations was primarily attributable to fewer activities related to the development cost during the three months ended March 31, 2013.

Our cash used in investing activities was $0 for both the three months ended March 31, 2013 and the three months ended March 31, 2012.

Our cash provided by financing activities for the three months ended March 31, 2013 was $47,500, compared to $120,000 for the three months ended March 31, 2012. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable.

Since its inception, the Company has financed its cash requirements from the sale of common stock, issuance of notes and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2013, the Company issued 857,143 shares of the Company’s common stock valued at $77,143 in settlement of a payable of $30,000 out of a total of $340,000 to Portspot.

During the three months ended March 31, 2013, the Company issued 1,460,760 shares of the Company's common stock for conversion of the third Asher Note in the amount of $32,500.

On January 5, 2013, the Company entered into an agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company issued 150,000 shares to Ludlow for such services on April 16, 2013.

On January 5, 2013, the Company entered into an agreement with South Street to provide investor relations services to the Company for six months. In consideration for such services, the Company issued 150,000 shares to South Street on April 16, 2013.

On April 4, 2013, the Company issued 400,000 shares of common stock to its directors for services provided.

On April 4, 2013, the Company issued 1,128,827 shares of the Company’s common stock valued at $74,728 in settlement of a payable of $80,000 to Pancar Capital LLC.

On April 4, 2013, the Company issued 423,310 shares of the Company’s common stock valued at $28,023 in settlement of a payable of $30,000 out of a total of $260,000 to Portspot.

On April 24, 2013, the Company issued 3,650,700 shares of the Company’s common stock valued at $376,022 to settle $200,000 of debt payable to Anthony Brian Goodman, the Company’s Chief Executive Officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Elray Resources, Inc.*

3.2	Bylaws of Elray Resources, Inc.*

31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document
______________
* Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

Date: May 15, 2013	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer