Form 10-Q
period 2013-06-30
ELRAY RESOURCES, INC.
filed 2013-08-14
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File # 000-52727

ELRAY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0526438
(IRS Employer Identification Number)

3651 Lindell Road, Suite D131,  Las Vegas, NV 89103
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 21,326,492, 211,018,516, and 88,000,000 shares of common stock, Series A preferred stock, and Series B preferred stock, respectively, issued and outstanding as of July 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$281	$214
Prepaid expenses	31,031	24,972
Total current assets	31,312	25,186
Rent deposit	7,535	-
Total assets	$38,847	$25,186

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,238,061	$1,080,590
Accounts payable – related parties	354,863	275,558
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	1,361,859	1,364,060
Derivative liabilities - note conversion feature	260,826	65,693
Total liabilities	3,564,529	3,134,821

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 issued and outstanding	211,019	211,019
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 88,000,000 shares issued and outstanding	88,000	88,000
Common stock, par value $0.001, 1,700,000,000 shares authorized, 21,326,492 and 12,323,403 shares issued and outstanding, respectively	21,326	12,323
Additional paid-in capital	7,347,054	6,466,047
Subscriptions receivable	(299,019)	(299,019)
Accumulated deficit during the development stage	(10,894,062)	(9,588,005)
Total shareholders' deficit	(3,525,682)	(3,109,635)
Total liabilities and shareholders' deficit	$38,847	$25,186

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Inception (June 26, 2006) through June 30,
	2013	2012	2013	2012	2013

Operating expenses:

General and administrative expenses	$417,782	$444,640	$682,347	$732,245	$4,018,478
Impairment of intangibles and mineral properties	-	-	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	-	-	-	1,184,000
Depreciation	-	-	-	-	125,537
Exploration	-	-	-	-	857,738
Loss on disposal of assets	-	-	-	-	39,044
Total operating expenses	417,782	444,640	682,347	732,245	9,688,465
Loss from operations	(417,782)	(444,640)	(682,347)	(732,245)	(9,688,465)

Other income (expense):
Interest expense	(186,165)	(111,431)	(312,512)	(179,967)	(815,865)
Other income	-	790	-	790	1,190
Unrealized gain (loss) on derivative liability - note conversion feature	17,923	1,948	(21,485)	(7,539)	(3,717)
Loss on settlement of accounts payable	(242,570)	-	(289,713)	-	(387,205)
Total other income (expense)	(410,812)	(108,693)	(623,710)	(186,716)	(1,205,597)
Net loss	$(828,594)	$(553,333)	$(1,306,057)	$(918,961)	$(10,894,062)

Net loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.11)

Weighted average common shares outstanding - basic and diluted	20,033,885	8,736,223	16,608,377	8,588,574

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		Inception (June 26, 2006) through June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,306,057)	$(918,961)	$(10,894,062)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	161,450	138,282	1,432,171
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Loss on disposal of asset	-	-	39,044
Amortization of debt discount	55,299	68,272	209,540
Non-cash interest expense related to conversion feature of notes payable	120,059	37,465	184,155
Unrealized loss on derivative liabilities - note conversion feature	21,485	7,539	3,717
Loss on settlement of accounts payable	289,713	-	387,205
Changes in operating assets and liabilities:
Prepaid expense	(6,059)	-	(31,031)
Accounts payable and accrued liabilities	424,907	216,964	1,122,478
Accounts payable – related parties	79,305	(5,089)	174,863
Net cash used in operating activities	(159,898)	(455,528)	(2,598,715)

Cash flows from investing activities:
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Rent deposit	(7,535)	-	(7,535)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	(7,535)	-	(379,501)

Cash flows from financing activities:
Proceeds from convertible notes payable	167,500	2,100,000	2,335,000
Proceeds from note payable	-	10,000	-
Proceeds from notes payable - related parties	-	-	155,991
Repayment of convertible notes payable			(720,000)
Common stock issued for cash	-	10,000	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	167,500	2,120,000	2,978,497
Net increase in cash	67	1,664,472	281
Cash at beginning of period	214	16,762	-
Cash at end of period	$281	$1,681,234	$281

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,		Inception (June 26, 2006) through June 30,
	2013	2012	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$-	$211,019	$299,019
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of debt	$721,298	$61,012	$1,063,255
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$167,500	$100,000	$325,000

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,306,057 and utilized cash for operating activities of $159,898 for the six months ended June 30, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $3,533,217, $3,525,682 and $10,894,062, respectively, at June 30, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at June 30, 2013 and December 31, 2012 consisted of the following:

	Final Maturity	Interest Rate	June 30, 2013	December 31, 2012

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, net of discounts, at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013			December 31, 2012
	Principal	Unamortized discount	Principal, net of discounts	Principal	Unamortized discount	Principal, net of discounts

Alan Binder	$25,000	$-	$25,000	$25,000	$-	$25,000
JSJ Investments, Inc.	-	-	-	25,000	(2,801)	22,199
JSJ Investments, Inc.	50,000	(43,056)	6,944	-	-	-
Asher Enterprises, Inc.	-	-	-	32,500	(5,639)	26,861
Asher Enterprises, Inc.	47,500	(22,741)	24,759	-	-	-
Asher Enterprises, Inc.	37,500	(25,330)	12,170	-	-	-
Asher Enterprises, Inc.	32,500	(29,514)	2,986	-	-	-
Rousay Holdings Ltd.	1,290,000	-	1,290,000	1,290,000	-	1,290,000
Total	$1,482,500	$(120,641)	$1,361,859	$1,372,500	$(8,440)	$1,364,060

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

On January 19, 2012, the Company entered into an agreement with JSJ Investment, Inc. (“JSJ”) in which JSJ agreed to loan the Company $25,000 (the “Second JSJ note”). The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price. On May 28, 2013, JSJ converted this note into 327,120 shares of common stock.

On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note is due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equals to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. In connection with the replacement of Original Rousay Note, the Company issued 1,018,648 common shares, valued at $81,492, to Rousay and recorded a loss on extinguishment of debt. The Company did not repay the note on April 26, 2013 and the note holder did not convert the note. This note is currently in default.

On June 5, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $32,500 (the “Third Asher Note”). The principal was received and recorded on July 3, 2012. The note bears interest at 8% and matures on March 7, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2013, the Company issued 1,460,769 shares of common stock for the conversion of the Third Asher Note in the amount of $32,500.

On January 30, 2013, the Company entered into a convertible promissory note with Asher for $47,500 (the "Fourth Asher Note"). The principal was received and recorded on February 15, 2013. The note bears interest at 8% and matures on November 1, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On March 21, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Fifth Asher Note"). The principal was received and recorded on April 5, 2013. The note bears interest at 8% and matures on December 26, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On May 29, 2013, the Company entered into a convertible promissory note with Asher for $32,500 (the "Sixth Asher Note"). The principal was received and recorded on June 5, 2013. The note bears interest at 8% and matures on March 4, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000 (the "Third JSJ Note"). The principal was received and recorded on June 5, 2013. The note bears interest at 10% and matures on December 2, 2013. From November 31, 2013 to November 31, 2014, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion.

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

The conversion feature of the Fourth Asher Note, Fifth Asher Note, Sixth Asher Note and the Third JSJ Note was valued at $90,063, $66,738, $58,102 and $72,656, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $42,562, $29,238, $25,602 and $22,656 respectively, was expensed immediately as additional interest expense.

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

The Company remeasured the fair value of the instrument as of June 30, 2013, and recorded an unrealized gain of $21,485 for the six months ended June 30, 2013. At June 30, 2013 and December 31, 2012, the derivative liability associated with the note conversion feature was $260,826 and $65,693, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2012	February 15, 2013	March 31, 2013	April 5, 2013	June 5, 2013	June 30, 2013
Stock price on measurement date	$0.010	$0.080	$0.105	$0.060	$0.165	$0.160
Exercise price	$0.005	$0.036	$0.047	$0.027	$0.074	$0.072
Discount rate	0.11%	0.13%	0.11%	0.10%	0.10%	0.10%
Expected volatility	306%	242%	237%	237%	237%	232%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company paid the consultants $20,000 per month. During the six months ended June 30, 2013, the Company settled $60,000 payable to the consultant by issuing 1,280,453 shares valued at $105,293. As of June 30, 2013, the payable to the consultants was $409,000 which included amounts owed for services provided before the agreement was entered.

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 20,000 shares to Ludlow. On May 31, 2013, 20,000 shares was issued to Ludlow. On January 5, 2013, the Company entered into another agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares to Ludlow. On April 16, 2013, the Company issued 150,000 shares, valued at $24,000, to Ludlow for such services.

On January 5, 2013, the Company entered into an agreement with South Street Media, Inc. ("South Street") to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares, valued at $24,000, to South Street. On April 16, 2013, the Company issued 150,000 shares to South Street for such services.

On May 10, 2013, the Company entered into an agreement with JSJ Investments, Inc. ("JSJ") to provide consulting services to assist the Company in raising Capital and Business Planning for three months. In consideration for such services, the Company agreed to issue 175,000 shares to JSJ, valued at 33,250. On May 30, 2013, the Company issued 175,000 shares to JSJ for such services.

On July 1, 2013, the Company entered into a lease agreement for office space in in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid $7,535 security deposit.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of June 30, 2013 and December 31, 2012, the Company had accounts payable of $350,363 and $275,558, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of June 30, 2013, the Company has $4,500 payable to Jay Goodman.

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

As of June 30, 2013, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at par value of $211,019, with a subscription receivable at the same amount.

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

Common Stock

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited ("Portspot"). These shares were valued at $77,143 based on the market price of settlement date. The Company recorded a loss of $47,143 related to the settlement.

On April 1, 2013, the Company issued 400,000 shares of common stock valued at $26,600, based on the stock price of grant date, to its directors for services provided.

On April 4, 2013, the Company issued 1,128,827 shares of its common stock to settle accounts payable of $80,000 to Pancar Capital LLC. These shares were valued at $74,729 based on the market price of settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 4, 2013, the Company issued 423,310 shares of its common stock to settle accounts payable of $30,000 to Portspot. These shares were valued at $28,023 based on the market price of settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 24, 2013, the Company issued 3,650,700 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman, the Company's Chief Executive Officer. These shares were valued at $365,070 based on the market price of issuance date. The Company recorded a loss of $165,070 related to the settlement.

On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock, valued at $137,500, and recorded $77,500 loss of settlement. The shares have not yet been issued and the $137,500 was recorded under accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2013.

On May 30, 2013, the Company issued 20,000 shares of its common stock valued at $600, based on the stock price of service completion date of December 1, 2012, Ludlow for earlier consulting services provided.

On May 30, 2013, the Company issued 60,000 shares of its common stock valued at $33,000, based on the stock price of grant date of July 12, 2012, to its directors for earlier services provided.

On May 30, 2013, the Company issued 200,000 shares of its common stock valued at $20,000, based on the stock price of grant date of April 23, 2013, to David Price for services provided.

On May 30, 2013, the Company issued 175,000 shares of its common stock valued at $31,500, based on the stock price of issuance date, to JSJ for consulting services provided.

During the six months ended June 30, 2013, the Company issued 327,120 and 1,460,769 shares of common stock for the conversion of the Second JSJ Note and Third Asher Note in the amount of $25,000 and $32,500, respectively (see Note 3).

NOTE 8 – SUBSEQUENT EVENTS

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of a virtual online horse racing products and to provide the Company exclusive use right of certain domains. In consideration for such services and domains, the Company agreed to issue 30,000,000 Series B Preferred shares to Virtual Technology. On August5. 2013, the Company issued 15,000,000 Series B Preferred shares and the remaining shares shall be issued 180 days from the effective date.

On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Revenues

We did not generate revenues during the reporting period.

Expenses

During the three months ended June 30, 2013 and 2012, general and administrative expenses were $417,782 and $444,640, respectively. The decrease in general and administrative expense was primarily a result of the decrease of the development costs and travel expense. Development cost was $2,370 and $32,398 for the three months ended June 30, 2013 and 2012, respectively. Travel expense was $21,806 and $36,100 for the three months ended June 30, 2013 and 2012, respectively.

Interest Expenses

During the three months ended June 30, 2013 and 2012, interest expense was $186,165 and $111,431, respectively. The increase of interest expense was due to issuance of convertible notes of Asher 5, Asher 6 and JSJ 3 during the three months ended June 30, 2013.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $17,923 for the three months ended June 30, 2013 and $1,948 for the three months ended June 30, 2012.  The increase was primarily resulted from the fluctuation of the Company’s stock price.

Loss on settlement of accounts payable

Loss on settlement of accounts payable was $242,570 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012. On April 24, 2013, the Company issued 3,650,000 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman and recorded a loss of $165,070 related to the settlement. On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock, valued at $137,500, and recorded a $77,500 loss of settlement.

Net Loss

We incurred net losses from operations of $828,594 and $553,333 for the three months ended June 30, 2013 and 2012, respectively. The increase of net loss in 2013 was as a result of the items discussed above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Revenues

We did not generate revenues during the reporting period.

Expenses

During the six months ended June 30, 2013 and 2012, general and administrative expenses were $682,347 and $732,245, respectively. The decrease in general and administrative expense was primarily a result of the decrease of the development costs. Development cost was $2,892 and $107,633 for the three months ended June 30, 2013 and 2012, respectively.

Interest Expense

During the six months ended June 30, 2013 and 2012, interest expenses were $312,512 and $179,967, respectively. The increase of interest expenses was mainly due to the issuance of convertible note of Asher 4, Asher 5, Asher 6 and JSJ 3 and increase of average outstanding note balances during the six months ended June 30, 2013.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $21,485 for the six months ended June 30, 2013 and $7,539 for the six months ended June 30, 2012. The increase was primarily resulted from the fluctuation of the Company’s stock price.

Loss on settlement of accounts payable

Loss on settlement of accounts payable was $289,713 for the six months ended June 30, 2013 and $0 for the three months ended June 30, 2012. On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot and recorded a loss of $47,143 related to the settlement. On April 24, 2013, the Company issued 3,650,000 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman and recorded a loss of $165,070 related to the settlement. On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar by issuing 833,333 shares of common stock, valued at $137,500, and recorded a $77,500 loss of settlement.

Net Loss

We incurred net losses from operations of $1,306,057 and $918,961 for the six months ended June 30, 2013 and 2012, respectively. The decrease of net loss in 2013 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2013 was $159,898 compared to $455,528 for the six months ended June 30, 2012. The decrease in cash used in operations was primarily attributable to fewer activities related to the development cost during the three months ended June 30, 2013.

Our cash used in investing activities was $7,535 and $0 for the six months ended June 30, 2013 and the six months ended June 30, 2012, respectively. Cash used in investing activities during 2013 was the security deposit for the Company’s office lease.

Our cash provided by financing activities for the six months ended June 30, 2013 was $167,500, compared to $2,120,000 for the six months ended June 30, 2012. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited ("Portspot"). These shares were valued at $77,143 based on the market price of settlement date. The Company recorded a loss of $47,143 related to the settlement.

On April 1, 2013, the Company issued 400,000 shares of common stock valued at $26,600, based on the stock price of grant date, to its directors for services provided.

On April 4, 2013, the Company issued 1,128,827 shares of its common stock to settle accounts payable of $80,000 to Pancar Capital LLC. These shares were valued at $74,729 based on the market price of settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 4, 2013, the Company issued 423,310 shares of its common stock to settle accounts payable of $30,000 to Portspot. These shares were valued at $28,023 based on the market price of settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 16, 2013, the Company issued 150,000 shares of its common stock valued at $24,000, based on the stock price of service completion date of June 30, 2013, to Ludlow for consulting services.

On April 16, 2013, the Company issued 150,000 shares of its common stock valued at $24,000, based on the stock price of service completion date of June 30, 2013, to South Street for consulting services.

On April 24, 2013, the Company issued 3,650,700 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman, the Company's Chief Executive Officer. These shares were valued at $365,070 based on the market price of issuance date. The Company recorded a loss of $165,070 related to the settlement.

On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock, valued at $137,500, and recorded $77,500 loss of settlement. The shares have not yet been issued and the $137,500 was recorded under accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2013.

On May 30, 2013, the Company issued 20,000 shares of its common stock valued at $600, based on the stock price of service completion date of December 1, 2012, to Ludlow for earlier consulting services provided.

On May 30, 2013, the Company issued 60,000 shares of its common stock valued at $33,000, based on the stock price of grant date of July 12, 2012, to its directors for earlier services provided.

On May 30, 2013, the Company issued 200,000 shares of its common stock valued at $20,000, based on the stock price of grant date of April 23, 2013, to David Price for services provided.

On May 30, 2013, the Company issued 175,000 shares of its common stock valued at $31,500, based on the stock price of issuance date, to JSJ for consulting services provided.

During the six months ended June 30, 2013, the Company issued 327,120 and 1,460,769 shares of common stock for the conversion of the Second JSJ Note and Third Asher Note in the amount of $25,000 and $32,500, respectively.

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

ELRAY RESOURCES, INC.

Date: August 14, 2013	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer