Form 10-Q
period 2013-09-30
ELRAY RESOURCES, INC.
filed 2013-11-13
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 25,411,223, 211,018,516, and 103,000,000 shares of common stock, Series A preferred stock, and Series B preferred stock, respectively, issued and outstanding as of November 4, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$55	$214
Prepaid expenses	36,531	24,972
Total current assets	36,586	25,186
Rent deposit	7,535	-
Total assets	$44,121	$25,186

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,963,257	$1,080,590
Accounts payable – related parties	585,462	275,558
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	1,403,814	1,364,060
Derivative liabilities - note conversion feature	307,489	65,693
Total liabilities	4,608,942	3,134,821

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 211,018,516 issued and outstanding	211,019	211,019
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 103,000,000 and 88,000,000 shares issued and outstanding, respectively	103,000	88,000
Common stock, par value $0.001, 1,700,000,000 shares authorized, 22,837,580 and 12,323,403 shares issued and outstanding, respectively	22,837	12,323
Additional paid-in capital	7,476,498	6,466,047
Subscriptions receivable	(299,019)	(299,019)
Accumulated deficit during the development stage	(12,079,156)	(9,588,005)
Total shareholders' deficit	(4,564,821)	(3,109,635)
Total liabilities and shareholders' deficit	$44,121	$25,186

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception (September 26, 2006) through September 30,
	2013	2012	2013	2012	2013

Operating expenses:

General and administrative expenses	$974,844	$930,977	$1,657,191	$1,663,222	$4,993,322
Impairment of intangibles and mineral properties	-	-	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	-	-	-	1,184,000
Depreciation	-	-	-	-	125,537
Exploration	-	-	-	-	857,738
Loss on disposal of assets	-	-	-	-	39,044
Total operating expenses	974,844	930,977	1,657,191	1,663,222	10,663,309
Loss from operations	(974,844)	(930,977)	(1,657,191)	(1,663,222)	(10,663,309)

Other income (expense):
Interest expense	(222,328)	(173,537)	(534,840)	(353,504)	(1,038,193)
Other income	-	400	-	1,190	1,190
Unrealized gain (loss) on derivative liability - note conversion feature	12,078	11,045	(9,407)	3,506	8,361
Loss on settlement of accounts payable	-	-	(289,713)	-	(387,205)
Total other income (expense)	(210,250)	(162,092)	(833,960)	(348,808)	(1,415,847)
Net loss	$(1,185,094)	$(1,093,069)	$(2,491,151)	$(2,012,030)	$(12,079,156)

Net loss per common share - basic and diluted	$(0.05)	$(0.12)	$(0.13)	$(0.23)

Weighted average number of common shares outstanding - basic and diluted	21,902,552	9,474,079	18,874,426	8,885,897

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Inception (June 26, 2006) through September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(2,491,151)	$(2,012,030)	$(12,079,156)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	167,450	418,415	1,438,171
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Loss on disposal of asset	-	-	39,044
Amortization of debt discount	139,254	117,463	293,495
Non-cash interest expense related to conversion feature of notes payable	186,755	51,935	250,851
Unrealized loss on derivative liabilities - note conversion feature	9,407	(3,506)	(8,361)
Loss on settlement of accounts payable	289,713	-	387,205
Changes in operating assets and liabilities:
Prepaid expense	3,441	-	(21,531)
Accounts payable and accrued liabilities	1,150,103	259,568	1,847,674
Accounts payable – related parties	309,904	(87,232)	405,462
Net cash used in operating activities	(235,124)	(1,255,387)	(2,673,941)

Cash flows from investing activities:
Increase in restricted cash	-	(900,337)	-
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Rent deposit	(7,535)	-	(7,535)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	(7,535)	(900,337)	(379,501)

Cash flows from financing activities:
Proceeds from convertible notes payable	242,500	2,132,500	2,410,000
Proceeds from note payable	-	-	-
Proceeds from notes payable - related parties	-	-	155,991
Repayment of convertible notes payable	-	-	(720,000)
Common stock issued for cash	-	10,000	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	242,500	2,142,500	3,053,497
Net increase (decrease) in cash	(159)	(13,224)	55
Cash at beginning of period	214	16,762	-
Cash at end of period	$55	$3,538	$55

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,		Inception (June 26, 2006) through September 30,
	2013	2012	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$21,000	$299,019	$320,019
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of debt	$656,635	$160,159	$1,195,458
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$196,866	$132,500	$400,000

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained a net loss of $2,491,151 and utilized cash for operating activities of $235,124 for the nine months ended September 30, 2013.  The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,572,356, $4,564,821 and $12,079,156, respectively, at September 30, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2013 and December 31, 2012 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2013	December 31, 2012

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, net of discounts, at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013			December 31, 2012
	Outstanding Principal	Unamortized discount	Principal, net of discounts	Outstanding Principal	Unamortized discount	Principal, net of discounts

a) Alan Binder	$25,000	$-	$25,000	$25,000	$-	$25,000
b) JSJ Investments, Inc.	-	-	-	25,000	(2,801)	22,199
c) JSJ Investments, Inc.	50,000	(17,500)	32,500	-	-	-
d) Asher Enterprises, Inc.	-	-	-	32,500	(5,639)	26,861
e) Asher Enterprises, Inc.	5,500	(680)	4,820	-	-	-
f) Asher Enterprises, Inc.	37,500	(12,311)	25,189	-	-	-
g) Asher Enterprises, Inc.	32,500	(18,520)	13,980	-	-	-
h) Asher Enterprises, Inc.	37,500	(28,813)	8,687	-	-	-
i) Asher Enterprises, Inc.	37,500	(33,862)	3,638	-	-	-
j) Rousay Holdings Ltd.	1,290,000	-	1,290,000	1,290,000	-	1,290,000
Total	$1,515,500	$(111,686)	$1,403,814	$1,372,500	$(8,440)	$1,364,060

a)
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

b)
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

c)
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

d)
On June 5, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $32,500 (the “Third Asher Note”). The principal was received and recorded on July 3, 2012. The note bears interest at 8% and matures on March 7, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2013, the Company issued 1,460,769 shares of common stock for the conversion of the Third Asher Note in the amount of $32,500.

e)
On January 30, 2013, the Company entered into a convertible promissory note with Asher for $47,500 (the "Fourth Asher Note"). The principal was received and recorded on February 15, 2013. The note bears interest at 8% and matures on November 1, 2013. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2013, the Company issued 1,511,088 shares of common stock for the conversion of the Fourth Asher Note in the amount of $42,000. There was principal of $5,500 which has not been converted at September 30, 2013.

f)
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

g)
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

h)
On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The principal was received and recorded on August 1, 2013. The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

i)
On August 28, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Eighth Asher Note"). The principal was received and recorded on September 4, 2013. The note bears interest at 8% and matures on May 30, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

j)
On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note was due on April 26, 2013 with an interest rate of 20% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. In connection with the replacement of Original Rousay Note, the Company issued 1,018,648 common shares, valued at $81,492, to Rousay and recorded a loss on extinguishment of debt. The Company did not repay the note on April 26, 2013 and the note holder did not convert the note. This note is currently in default.

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

The conversion feature of the Fourth Asher Note, Fifth Asher Note, Sixth Asher Note, Seventh Asher Note, Eighth Asher Note and the Third JSJ Note was valued at $90,063, $66,738, $58,102, $65,879, $75,817 and $72,656, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $42,562, $29,238, $25,602, $28,379, $38,317 and $22,656 respectively, was expensed immediately as additional interest expense.

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

The Company remeasured the fair value of the instrument as of September 30, 2013, and recorded an unrealized loss of $9,407 for the nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, the derivative liability associated with the note conversion feature was $307,489 and $65,693, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2012	February 15, 2013	April 5, 2013	June 5, 2013	August 1, 2013	September 4, 2013	September 30, 2013
Stock price on measurement date	$0.010	$0.080	$0.06	$0.165	$0.110	$0.056	$0.038
Exercise price	$0.005	$0.036	$0.027	$0.074	$0.050	$0.025	$0.017
Discount rate	0.11%	0.13%	0.10%	0.10%	0.08%	0.05%	0.04%
Expected volatility	306%	242%	203%	237%	232%	231%	228%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Commitments and Contingencies

In October 2011, the Company entered into a one-year agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company paid the consultants $20,000 per month. During the nine months ended September 30, 2013, the Company settled a $60,000 payable to the consultant by issuing 1,280,453 shares valued at $105,293. As of September 30, 2013, the payable to the consultants was $478,000 which included amounts owed for services provided before the agreement was entered.

On June 1, 2012, the Company entered into an agreement with Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 20,000 shares to Ludlow. On May 31, 2013, 20,000 shares were issued to Ludlow. On January 5, 2013, the Company entered into another agreement with Ludlow to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 150,000 shares to Ludlow. On April 16, 2013, the Company issued 150,000 shares, valued at $24,000, to Ludlow for such services.

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

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid a $7,535 security deposit.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company agreed to issue 30,000,000 Series B Preferred shares to Virtual Technology. On August 5. 2013, the Company issued 15,000,000 Series B Preferred shares, valued at $21,000 and the remaining shares shall be issued 180 days from the effective date.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of September 30, 2013 and December 31, 2012, the Company had accounts payable of $571,962 and $275,558, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of September 30, 2013, the Company has a $13,500 payable to Jay Goodman.

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

On May 4, 2012, the Company entered into an acquisition agreement (the “Acquisition Agreement”) under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 shares of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director.

On September 27, 2013, the Company entered into a Termination Agreement (the “Termination Agreement”), with Mr. Lao Sio I, Millennium Commodity Trading Pty Ltd., a Hong Kong corporation (“Millennium”) and Millennium Holdings Pty Ltd., a Hong Kong corporation (“Millennium Holdings”), whereby the Company, Mr. Lao Sio I, Millennium and Millennium Holdings agreed to rescind the Acquisition Agreement dated May 4, 2012, entered into between the Company and Mr. Lao Sio I (the “Sale Agreement”). Following execution of the Acquisition Agreement, disputes arose between the Company, Mr. Lao Sio I, Millennium and Millennium Holdings regarding the parties’ obligations and performance under the Acquisition Agreement. As a result, legal proceedings were instituted in the District Court of Clark County in the State of Nevada and also in Juizo Civel, Tribunal Judicial de Base in Macau. The parties have now resolved all disputes related to the litigation and the Acquisition Agreement and have entered into a Settlement Agreement, which requires that the parties enter into and deliver the Termination Agreement. Pursuant to the terms of the Termination Agreement, the Company agreed to return to Mr. Lao Sio I, Millennium and Millennium Holdings all of the stock of Golden Match it received under the Acquisition Agreement and Mr. Lao Sio I, Millennium and Millennium Holdings agreed to return to the Company all of the stock of the Company they received under the Acquisition Agreement. Mr. Lao Sio I therefore has relinquished any right to be a member of the Company’s Board of Directors. All parties also agreed to release each other for any and all claims that they hold against each other.

As of September 30, 2013, the 211,018,516 shares of Series A Preferred Stock issued had been recorded at par value of $211,019, with a subscription receivable at the same amount.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One hundred shares of Series B preferred stock are convertible to one share of the Company’s common stock and has voting rights of 1,000:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company agreed to issue 30,000,000 Series B Preferred shares to Virtual Technology. On August 5. 2013, the Company issued 15,000,000 Series B Preferred shares and the remaining shares shall be issued 180 days from the effective date.

The 88,000,000 shares of Series B Preferred stock issued have been recorded at par value of $88,000, with a subscription receivable at the same amount. The 15,000,000 shares of Series B Preferred stock issued have been recorded at market value of $21,000.

Common Stock

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot Consultants Limited ("Portspot"). These shares were valued at $77,143 based on the market price on the settlement date. The Company recorded a loss of $47,143 related to the settlement.

On April 1, 2013, the Company issued 400,000 shares of common stock valued at $26,600, based on the stock price on the grant date, to its directors for services provided.

On April 4, 2013, the Company issued 1,128,827 shares of its common stock to settle accounts payable of $80,000 to Pancar Capital LLC. These shares were valued at $74,729 based on the market price on the settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 4, 2013, the Company issued 423,310 shares of its common stock to settle accounts payable of $30,000 to Portspot. These shares were valued at $28,023 based on the market price on the settlement date. The difference between the value of these shares and the amount settled was recorded in additional paid-in capital.

On April 24, 2013, the Company issued 3,650,700 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman, the Company's Chief Executive Officer. These shares were valued at $365,070 based on the market price at the issuance date. The Company recorded a loss of $165,070 related to the settlement.

On May 20, 2013, the Company agreed to settle a payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock, valued at $137,500, and recorded a $77,500 loss on settlement. The shares have not yet been issued and the $137,500 was recorded under accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2013.

On May 30, 2013, the Company issued 20,000 shares of its common stock valued at $600, based on the stock price on the service completion date of December 1, 2012, Ludlow for earlier consulting services provided.

On May 30, 2013, the Company issued 60,000 shares of its common stock valued at $33,000, based on the stock price on the grant date of July 12, 2012, to its directors for earlier services provided.

On May 30, 2013, the Company issued 200,000 shares of its common stock valued at $20,000, based on the stock price on the grant date of April 23, 2013, to David Price for services provided.

On May 30, 2013, the Company issued 175,000 shares of its common stock valued at $31,500, based on the stock price on the issuance date, to JSJ for consulting services provided.

During the nine months ended September 30, 2013, the Company issued 327,120, 1,460,769, and 1,511,088 shares of common stock for the conversion of the Second JSJ Note, Third Asher Note and Fourth Asher Note in the amount of $25,000, $32,500, $42,000, respectively (see Note 3).

NOTE 8 – SUBSEQUENT EVENTS

On October 24, 2013, the Company entered into a convertible promissory note with Asher for $27,500 (the "Ninth Asher Note"). The note bears interest at 8% and matures on July 28, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

In October 2013, the Company issued 2,573,643 shares of common stock for the conversion of the outstanding principal and accrued interest of the Fourth Asher Note in the amount of $7,400 and part of the outstanding principal of the Fifth Asher Note in the amount of $12,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2013. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2012 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On May 4, 2012, the Company entered into an acquisition agreement (the “Acquisition Agreement”) under which the Company acquired all of the outstanding shares of GM. This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit share agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In terms of the agreement, Elray transferred, to the principals of GM, 211,018,516 of its Series A Preferred Stock, which on a fully diluted basis will equal 95% of the Company's then outstanding shares. The principals of GM then became the Company’s majority shareholder. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. Subsequently, on July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director. As of the date of this report, the Company is seeking rescission of the transaction and seeking damages; the Company has filed a counterclaim and is engaged in legal proceedings with Mr. Lao Sio I.

On September 27, 2013, the Company entered into a Termination Agreement (the “Termination Agreement”), with Mr. Lao Sio I, Millennium Commodity Trading Pty Ltd., a Hong Kong corporation (“Millennium”) and Millennium Holdings Pty Ltd., a Hong Kong corporation (“Millennium Holdings”), whereby the Company, Mr. Lao Sio I, Millennium and Millennium Holdings agreed to rescind the Acquisition Agreement dated May 4, 2012, entered into between the Company and Mr. Lao Sio I (the “Sale Agreement”). Following execution of the Acquisition Agreement, disputes arose between the Company, Mr. Lao Sio I, Millennium and Millennium Holdings regarding the parties’ obligations and performance under the Acquisition Agreement. As a result, legal proceedings were instituted in the District Court of Clark County in the State of Nevada and also in Juizo Civel, Tribunal Judicial de Base in Macau. The parties have now resolved all disputes related to the litigation and the Acquisition Agreement and have entered into a Settlement Agreement, which requires that the parties enter into and deliver the Termination Agreement. Pursuant to the terms of the Termination Agreement, the Company agreed to return to Mr. Lao Sio I, Millennium and Millennium Holdings all of the stock of Golden Match it received under the Acquisition Agreement and Mr. Lao Sio I, Millennium and Millennium Holdings agreed to return to the Company all of the stock of the Company they received under the Acquisition Agreement. Mr. Lao Sio I therefore has relinquished any right to be a member of the Company’s Board of Directors. All parties also agreed to release each other for any and all claims that they hold against each other.

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

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Revenues

We did not generate revenues during the reporting period.

Expenses

During the three months ended September 30, 2013 and 2012, general and administrative expenses were $974,844 and $930,977, respectively. The increase in general and administrative expense was primarily a result of the increase of the legal fees which was partially offset by the decrease of the development costs. Legal fees were $636,044 and $331,889 for the three months ended September 30, 2013 and 2012, respectively. Development costs were $297 and $267,972 for the three months ended September 30, 2013 and 2012, respectively.

Interest Expense

During the three months ended September 30, 2013 and 2012, interest expense was $222,328 and $173,537, respectively. The increase of interest expense was due to issuance of convertible notes of Asher 7 and Asher 8 during the three months ended September 30, 2013.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $12,028 for the three months ended September 30, 2013 and $11,045 for the three months ended September 30, 2012.  The increase was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We incurred net losses from operations of $1,185,094 and $1,093,069 for the three months ended September 30, 2013 and 2012, respectively. The increase of net loss in 2013 was a result of the items discussed above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Revenues

We did not generate revenues during the reporting period.

Expenses

During the nine months ended September 30, 2013 and 2012, general and administrative expenses were $1,657,191 and $1,663,222, respectively. The decrease in general and administrative expense was primarily a result of the decrease of the development costs and the increase of legal fees. Development costs were $3,189 and $375,606 for the nine months ended September 30, 2013 and 2012, respectively. Legal fees were $684,363 and $335,520 for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense

During the nine months ended September 30, 2013 and 2012, interest expense was $534,840 and $353,504, respectively. The increase of interest expense was mainly due to the issuance of convertible notes of Asher 4, Asher 5, Asher 6, Asher 7, Asher 8, JSJ 3, and Rousay Holdings Note and an increase in average outstanding debt balances during the nine months ended September 30, 2013.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $9,407 for the nine months ended September 30, 2013 compared to unrealized gain on derivative liabilities of $3,506 for the nine months ended September 30, 2012. The change primarily resulted from the fluctuation of the Company’s stock price.

Loss on settlement of accounts payable

Loss on settlement of accounts payable was $289,713 for the nine months ended September 30, 2013 and $0 for the nine months ended September 30, 2012. On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $30,000 to Portspot and recorded a loss of $47,143 related to the settlement. On April 24, 2013, the Company issued 3,650,700 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman and recorded a loss of $165,070 related to the settlement. On May 20, 2013, the Company agreed to settle payables of $60,000 to Pancar by issuing 833,333 shares of common stock, valued at $137,500, and recorded a $77,500 loss on settlement.

Net Loss

We incurred net losses from operations of $2,491,151 and $2,012,030 for the nine months ended September 30, 2013 and 2012, respectively. The increase of net loss in 2013 was a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2013 was $235,124 compared to $1,255,387 for the nine months ended September 30, 2012. The decrease in cash used in operations was primarily attributable to fewer activities related to development costs during the nine months ended September 30, 2013.

Our cash used in investing activities was $7,535 and $900,337 for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Cash used in investing activities during 2013 was the security deposit for the Company’s office lease. Cash used in investing activities during 2012 was related to restricted cash of $900,337 held in escrow during the settlement process with Rousay Holdings Ltd. for a promissory note.

Our cash provided by financing activities for the nine months ended September 30, 2013 was $242,500, compared to $2,142,500 for the nine months ended September 30, 2012. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of GM. On September 27, 2013, the Company entered into a Termination Agreement (the “Termination Agreement”), with Mr. Lao Sio I, Millennium Commodity Trading Pty Ltd., a Hong Kong corporation (“Millennium”) and Millennium Holdings Pty Ltd., a Hong Kong corporation (“Millennium Holdings”), whereby the Company, Mr. Lao Sio I, Millennium and Millennium Holdings agreed to rescind the Acquisition Agreement dated May 4, 2012, entered into between the Company and Mr. Lao Sio I (the “Sale Agreement”). Following execution of the Acquisition Agreement, disputes arose between the Company, Mr. Lao Sio I, Millennium and Millennium Holdings regarding the parties’ obligations and performance under the Acquisition Agreement. As a result, legal proceedings were instituted in the District Court of Clark County in the State of Nevada and also in Juizo Civel, Tribunal Judicial de Base in Macau. The parties have now resolved all disputes related to the litigation and the Acquisition Agreement and have entered into a Settlement Agreement, which requires that the parties enter into and deliver the Termination Agreement. Pursuant to the terms of the Termination Agreement, the Company agreed to return to Mr. Lao Sio I, Millennium and Millennium Holdings all of the stock of Golden Match it received under the Acquisition Agreement and Mr. Lao Sio I, Millennium and Millennium Holdings agreed to return to the Company all of the stock of the Company they received under the Acquisition Agreement. Mr. Lao Sio I therefore has relinquished any right to be a member of the Company’s Board of Directors. All parties also agreed to release each other for any and all claims that they hold against each other.

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

On April 16, 2013, the Company issued 150,000 shares of its common stock valued at $24,000, based on the stock price of service completion date of September 30, 2013, to Ludlow for consulting services.

On April 16, 2013, the Company issued 150,000 shares of its common stock valued at $24,000, based on the stock price of service completion date of September 30, 2013, to South Street for consulting services.

On April 24, 2013, the Company issued 3,650,700 shares of its common stock to settle accounts payable of $200,000 to Anthony Brian Goodman, the Company's Chief Executive Officer. These shares were valued at $365,070 based on the market price of issuance date. The Company recorded a loss of $165,070 related to the settlement.

On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock, valued at $137,500, and recorded $77,500 loss of settlement. The shares have not yet been issued and the $137,500 was recorded under accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2013.

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

During the nine months ended September 30, 2013, the Company issued 327,120, 1,460,769, and 1,511,088 shares of common stock for the conversion of the Second JSJ Note, Third Asher Note and Fourth Asher Note in the amount of $25,000, $32,500, $42,000 respectively (see Note 3).

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
____________
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

ELRAY RESOURCES, INC.

Date: November 14, 2013	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer