Form 10-K
period 2013-12-31
ELRAY RESOURCES, INC.
filed 2014-03-28
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

On June 28, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,215,071, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.16.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 14, 2014, the registrant had 51,381,487 shares of its Common Stock, $0.001 par value, outstanding.

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

The Company has opened a virtual managed corporate office located in Las Vegas in order to meet potential requirements put forth by lawmakers in pending state and federal legislation. Under the proposed bills, Internet-enabled gaming operations must adhere to strict rules including locally-based operations and technology that allows for IP address restrictions and user age verification.

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

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited ("UTI"). The company would assist in the marketing and support of UTI's online casino for a twelve-month term for $250,000, with a provision to provide additional services as UTI expands their gaming portfolio. The consultancy service was not started until January 2014. This agreement not only brings operating revenue to the company, but also solidifies the expertise in the online gaming market, and assists in positioning the company with respect to being a premier turnkey service provide for both the online and mobile gaming sector.

On July 5, 2013, the Company entered into a License agreement with BetTek Inc. for the promotion and development of their Virtual Horse Racing platform, SIMTV.  This product will join the ranks of some of the world's most successful online virtual reality products.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("VTG") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains.

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

Recent Events

On January 20, 2014, the Company issued 1,000,000 shares of its common stock to Gregory Caputo and Donald Radcliffe for consulting services over the last six months.

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement (the “Agreement”), with VTG and Gold Globe Investments Limited, a BVI company (“GGIL”). VTG and GGIL are engaged in the development of web technology and have jointly developed both an E-store and a virtual exchange platform that facilitate trading of virtual items and casino credits as well as bitcoins.  The Company acquired these assets to assist the Company to continue to build and support its marketing and support business for online casinos and social games.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire Intellectual Property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 1,066,500 shares of its common stock for the acquisition.

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) where by Tarpon acquired certain claims against the Company in the amount of $2,656,152. According to the agreement, the Company will issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at a 50% of the lowest closing bid price for the 20 days prior to the conversion. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,152. On January 27, 2014, the court granted an approval of the settlement agreement.  On February 20, 2014 and March 6, 2014, the Company issued Tarpon 3,740,000 and 4,190,000 shares of its common stock, respectively.

In February 2014, the Company received a payment of USD$15,000 from UTI for the consultancy service described in the consultancy agreement dated on April 10, 2013 for the consultancy service to assist in the marketing and support of UTI's online casino.

On March 5, 2014, the Company entered into a consulting services agreement with Neil Cherry to assist in SIMTV project development. The Company shall issue 75,000 shares of its common stock upon the completion of the 30-day plan.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays $30,000 plus applicable tax per year. The lease expires on December 31, 2014

Item 3.      Legal Proceedings

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

	2013*		2012*
Quarter Ended	High	Low	High	Low
December 31	$0.155	$0.011	$0.15	$0.01
September 30	$0.18	$0.028	$0.60	$0.05
June 30	$0.205	$0.045	$1.50	$0.39
March 31	$0.12	$0.01	$1.90	$0.44
____________
*Presentation gives effect to the 1 for 100 Reverse Stock Split, which occurred on January 25, 2013.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of December 31, 2013, there were approximately 82 holders of our common stock.

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

On February 22, 2013, the Company issued 857,143 shares of its common stock to settle accounts payable of $77,143 to Portspot Consultants Limited ("Portspot").

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

On May 20, 2013, the Company agreed to settle payable of $60,000 to Pancar Capital LLC by issuing 833,333 shares of common stock.  The stock was issued on December 20, 2013.

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

On November 26, 2013, the Company issued 400,000 shares of common stock valued at $16,800, based on the stock price of grant date, to its directors for services provided.

On November 26, 2013, the Company issued 200,000 shares of its common stock valued at $8,400, based on the stock price of grant, to David Price for services provided.

On November 26, 2013, the Company issued 500,000 shares of its common stock valued at $21,000, based on the stock price of grant, to Weiting Feng for services provided.

On November 26, 2013, the Company issued 500,000 shares of its common stock valued at $15,000, based on the stock price of December 31, 2013, to Ludlow for consulting agreement dated October 4, 2013.

During the year ended December 31, 2012, the Company issued 25,000 shares for cash, 895,000 shares of common stock to consultants for services, 1,018,648 shares for conversion of debts, and 1,943,829 shares for conversion of notes.

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

At December 31, 2013, we had a cash balance of $9,097. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO THE YEAR ENDED DECEMBER 31, 2012

Results of Operations

We have had no operating revenues since our inception on June 26, 2006 through December 31, 2013, and have incurred losses in the amount of $12,942,034 for the same period. Our activities have been financed from the proceeds of share subscriptions and issuance of notes.

For the fiscal year ended December 31, 2013, general and administrative expenses were $2,078,580 which mainly consisted of consulting fees of $767,003 and legal fees of $707,400.

For the fiscal year ended December 31, 2012, general and administrative expenses were $2,015,031 which were mainly related to consulting fees of $675,359, legal fees of $470,672 and development costs of $377,252.

There is substantial doubt about our ability to continue as a going concern because we have not generated any revenues since our inception to cover our expenses and are therefore, sustaining losses, resulting in substantial doubt about our ability to continue as a going concern. From inception (June 26, 2006) to December 31, 2013 our operations have resulted in an accumulated deficit of $12,942,034.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

Since inception through December 31, 2013, we have raised $1,207,506 through placements of our common shares and other capital contributions from shareholders and related parties. During the year ended December 31, 2013, we received proceeds from convertible notes payable of $412,500 compared to $2,142,500 proceeds from convertible notes payable received during year 2012. The Company had $9,097 in cash at December 31, 2013.

We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Elray Resources, Inc.
(a development stage company)
New York, NY

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended and for the period from June 26, 2006 (inception) to December 31, 2013.  Elray Resources, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 were audited by other auditors whose reports expressed unqualified opinions on those statements.  The consolidated financial statements for the period from June 26, 2006 (Inception) through December 31, 2009 include total revenues and net loss of $0 and $1,274,000, respectively.  Our opinion on the consolidated statements of operations, shareholders' deficit and cash flows for the period from June 26, 2006 (inception) through December 31, 2013, insofar as it relates to amounts from inception through December 31, 2009, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended and the period from June 26, 2006 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elray Resources, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Elray Resources, Inc. has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 27, 2014

ELRAY REOUSRCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$9,097	$214
Prepaid expenses	41,452	24,972
Total current assets	50,549	25,186
Rent deposit	7,535	-
Total assets	$58,084	$25,186

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,989,369	$1,080,590
Accounts payable – related parties	732,484	275,558
Advances from shareholders	55,991	55,991
Notes payable	292,929	292,929
Convertible notes payable, net of discounts	1,417,822	1,364,060
Derivative liabilities - note conversion feature	439,424	65,693
Total liabilities	4,928,019	3,134,821

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 and 211,018,516 shares issued and outstanding, respectively	-	211,019
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 118,000,000 and 88,000,000 shares issued and outstanding, respectively	118,000	88,000
Common stock, par value $0.001, 1,120,000,000 shares authorized, 34,056,611 and 12,323,403 shares issued and outstanding, respectively	34,057	12,323
Additional paid-in capital	8,008,042	6,466,047
Subscriptions receivable	(88,000)	(299,019)
Accumulated deficit during the development stage	(12,942,034)	(9,588,005)
Total shareholders' deficit	(4,869,935)	(3,109,635)
Total liabilities and shareholders' deficit	$58,084	$25,186

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years ended December 31,		Inception (June 26, 2006) through December 31,
	2013	2012	2013
Operating expenses:
General and administrative expenses	$2,078,580	$2,015,031	$5,414,711
Impairment of intangibles and mineral properties	-	-	3,463,668
Compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Exploration expense	-	-	857,738
Loss on disposal of assets	-	-	39,044
Total operating expenses	2,078,580	2,015,031	11,084,698
Loss from operations	(2,078,580)	(2,015,031)	(11,084,698)

Other income (expense):
Interest expense	(880,912)	(481,534)	(1,384,265)
Interest income	-	1,190	1,190
Unrealized gain (loss) on derivative liability - note conversion feature	(104,824)	9,201	(87,056)
Loss on settlement of accounts payable	(289,713)	(81,492)	(387,205)
Total other income (expense)	(1,275,449)	(552,635)	(1,857,336)
Net loss	$(3,354,029)	$(2,567,666)	$(12,942,034)

Net loss per common share - basic and diluted	$(0.16)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	21,135,179	9,681,601

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity (Deficit)
Period from June 26, 2006 (Inception) through December 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Subscription	Deficit Accumulated during the Development	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficit)
Issuance of common stock for cash to funders	-	$-	-	$-	300,000	$300	$4,700	$-	$-	$5,000
Contributed capital from shareholders and related party	-	-	-	-	-	-	472,756	-	-	472,756
Net loss	-	-	-	-	-	-	-	-	(253,989)	(253,989)
Balance at December 31, 2006	-	-	-	-	300,000	300	477,456	-	(253,989)	223,767
Contributed capital from shareholders and related party	-	-	-	-		-	376,362	-	-	376,362
Net loss	-	-	-	-	-	-	-	-	(193,011)	(193,011)
Balance at December 31, 2007	-	-	-	-	300,000	300	853,818	-	(447,000)	407,118
Contributed capital from shareholders and related party	-	-	-	-	-	-	168,118	-	-	168,118
Issuance of shares as a result of share exchange and recapitalization	-	-	-	-	264,375	264	1,430	-	-	1,694
Net loss	-	-	-	-	-	-	-	-	(333,821)	(333,821)
Balance at December 31, 2008	-	-	-	-	564,375	564	1,023,366	-	(780,821)	243,109
Issuance of shares in consideration for mining services	-	-	-	-	4,100	4	73,796	-	-	73,800
Contributed capital from shareholders and related party	-	-	-	-	-	-	156,763	-	-	156,763
Net loss	-	-	-	-	-	-	-	-	(492,335)	(492,335)
Balance at December 31, 2009	-	-	-	-	568,475	568	1,253,925	-	(1,273,156)	(18,663)
Contributed capital from shareholders	-	-	-	-	-	-	8,507	-	-	8,507
Net loss	-	-	-	-	-	-	-	-	(92,982)	(92,982)
Balance at December 31, 2010	-	-	-	-	568,475	568	1,262,432	-	(1,366,138)	(103,138)
Issuance of shares for extinguishment of debt	-	-	-	-	1,070,000	1,070	1,282,930	-	-	1,284,000
Issuance of shares in consideration for consulting services	-	-	-	-	867,904	868	799,503	-	-	800,371
Shares exchanged for online gaming assets	-	-	-	-	5,924,547	5,925	2,363,894	-	-	2,369,819
Issuance of common stock for cash	-	-	-	-	10,000	10	9,990	-	-	10,000
Beneficial conversion feature	-	-	-	-	-	-	5,181	-	-	5,181
Net loss	-	-	-	-	-	-	-	-	(5,654,201)	(5,654,201)
Balance at December 31, 2011	-	-	-	-	8,440,926	8,441	5,723,930	-	(7,020,339)	(1,287,968)
Issuance of shares for acquisition of GM	211,018,516	211,019	-	-	-	-	-	(211,019)	-	-
Issuance of shares for development of software	-	-	88,000,000	88,000	600,000	600	245,400	(88,000)	-	246,000
Issuance of shares in consideration for consulting services	-	-	-	-	295,000	295	166,255	-	-	166,550
Issuance of common stock for cash	-	-	-	-	25,000	25	9,975	-	-	10,000
Issuance of shares for convertible notes conversion	-	-	-	-	1,943,829	1,944	101,878	-	-	103,822
Issuance of shares for settlement of debt	-	-	-	-	1,018,648	1,018	80,474	-	-	81,492
Settlement of derivative liability	-	-	-	-	-	-	138,135	-	-	138,135
Net loss	-	-	-	-	-	-	-	-	(2,567,666)	(2,567,666)
Balance at December 31, 2012	211,018,516	211,019	88,000,000	88,000	12,323,403	12,323	6,466,047	(299,019)	(9,588,005)	(3,109,635)
Cancellation of shares previously issued for acquisition of GM	(211,018,516)	(211,019)	-	-	-	-	-	211,019	-	-
Issuance of shares for acquisition of VTG technology			30,000,000	30,000	-	-	12,000	-	-	42,000
Issuance of shares in consideration for consulting services	-	-	-	-	2,755,220	2,756	219,909	-	-	222,665
Issuance of shares for convertible notes conversion	-	-	-	-	12,084,675	12,085	627,266	-	-	639,351
Issuance of shares for settlement of debt	-	-	-	-	6,893,313	6,893	682,820	-	-	689,713
Net loss	-	-	-	-	-	-	-	-	(3,354,029)	(3,354,029)
Balance at December 31, 2013	-	$-	118,000,000	$118,000	$34,056,611	$34,057	$8,008,042	$(88,000)	$(12,942,034)	$(4,869,935)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		Inception (June 26, 2006) through December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(3,354,029)	$(2,567,666)	$(12,942,034)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	207,665	412,550	1,478,386
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation	-	-	125,537
Loss on disposal of assets	-	-	39,044
Amortization of debt discount	240,162	148,216	394,403
Non-cash interest expense related to conversion feature of notes payable	299,735	51,934	363,831
Unrealized loss on derivative liabilities-note conversion feature	104,824	(9,201)	87,056
Loss on settlement of accounts payable	289,713	81,492	387,205
Changes in operating assets and liabilities:
Prepaid expense	40,520	(24,972)	15,548
Accounts payable and accrued liabilities	1,318,402	497,339	2,015,973
Accounts payable – related parties	456,926	(38,740)	552,484
Net cash used in operating activities	(396,082)	(1,449,048)	(2,834,899)

Cash flows from investing activities:
Rent deposit	(7,535)	-	(7,535)
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	(7,535)	-	(379,501)

Cash flows from financing activities:
Proceeds from convertible notes payable	412,500	2,142,500	2,580,000
Proceeds from notes payable - related parties	-	-	155,991
Repayment of convertible notes payable	-	(720,000)	(720,000)
Common stock issued for cash	-	10,000	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	412,500	1,432,500	3,223,497

Net increase (decrease) in cash	8,883	(16,548)	9,097
Cash at beginning of period	214	16,762	-
Cash at end of period	$9,097	$214	$9,097

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,		Inception (June 26, 2006) through December 31,
	2013	2012	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$57,000	$299,019	$145,000
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of debt	$1,329,064	$160,157	$1,671,021
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$362,500	$132,500	$570,000

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

On February 23, 2011, the Company entered into an agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”) in exchange for 5,924,547 shares of the Company’s common stock.  Splitrock is in the online gaming business.  On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired 5,924,547 shares of Elray’s common stock, which resulted in a change of control.

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

NOTE 2 – GOING CONCERN

Elray has recurring losses and has an accumulated deficit during the development stage of $12,942,034 as of December 31, 2013.  Furthermore, the Company had working capital deficit of $4,877,470 at December 31, 2013, and no current source of revenue.

Elray’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital, it would be unlikely for Elray to continue as a going concern.

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

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet.  In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model.  Changes in fair value are recorded in the statement of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

Our financial instruments include cash, accounts payable and accrued liabilities, notes payable, convertible notes payable, advances from shareholder, and derivative liabilities. The carrying values of the Company’s cash, accounts payable and accrued liabilities, notes payable, convertible notes payable and advances from shareholder approximate their fair value due to their short-term nature. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities. See Note 5 for the Company’s assumptions used in determining the fair value of these financial instruments.

Debt Discount

Debt discount is amortized over the term of the related debt using the effective interest rate method.

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

Income Tax

Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of December 31, 2013 and 2012, potentially dilutive securities include notes convertible to 14,182,290 and 23,002,304 shares of the Company’s common stock.

Recently Issued Accounting Standards

The Company does not expect that the future adoption of any recently issued accounting pronouncements will have a material impact on our financial statements.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2013 and 2012 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2013	December 31, 2012

C. Smith	9/18/11	8%	$14,850	$14,850
D. Radcliffe	9/18/11	8%	49,500	49,500
L. Kaswell	9/18/11	8%	99,000	99,000
M. Trokel	9/18/11	8%	49,500	49,500
Radcliffe Investment Partners I	9/18/11	8%	34,650	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$292,929	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, net of discounts, at December 31, 2013 and 2012 consisted of the following:

		December 31, 2013			December 31, 2012
		Principal	Unamortized Discount	Principal, net of Discounts	Principal	Unamortized Discount	Principal, net of Discounts

a.	Alan Binder	$25,000	$-	$25,000	$25,000	$-	$25,000
b.	JSJ Investments, Inc.	-	-	-	25,000	(2,801)	22,199
c.	JSJ Investments, Inc.	38,600	-	38,600	-	-	-
d.	Asher Enterprises, Inc.	-	-	-	32,500	(5,639)	26,861
e.	Asher Enterprises, Inc.	-	-	-	-	-	-
f.	Asher Enterprises, Inc.	-	-	-	-	-	-
g.	Asher Enterprises, Inc.	-	-	-	-	-	-
h.	Asher Enterprises, Inc.	37,500	(15,492)	22,008	-	-	-
i.	Asher Enterprises, Inc.	37,500	(20,989)	16,511	-	-	-
j.	Asher Enterprises, Inc.	27,500	(21,689)	5,811	-	-	-
k.	Asher Enterprises, Inc.	42,500	(38,298)	4,202	-	-	-
l.	GEL Properties, LLC	50,000	(42,235)	7,765	-	-	-
m.	LG Capital Funding, LLC	50,000	(42,075)	7,925	-	-	-
n.	Rousay Holdings Ltd.	1,290,000	-	1,290,000	1,290,000	-	1,290,000
	Total	$1,598,600	$(180,778)	$1,417,822	$1,372,500	$(8,440)	$1,364,060

The table below presents the changes of debt discount during the years ended December 31, 2013 and 2012:

Amount

December 31, 2011	$24,156
Addition	132,500
Amortization	(148,216)
December 31, 2012	8,440
Addition	412,500
Amortization	(240,162)
December 31, 2013	$180,778

a. On December 9, 2011, as a result of the Splitrock transaction, the Company assumed a $25,000 convertible note. The note was due on August 4, 2012 with 10% annual interest.  The note was convertible to Splitrock’s common stock at $0.10 per share prior to December 9, 2011 and is now convertible to 75,453 shares of the Company’s common stock. The Company recorded a beneficial conversion feature of $5,181 on December 9, 2011 and amortized debt discount of $4,704 during year ended December 31, 2012. The Company did not repay the note on August 4, 2012 and this note is currently in default.

b. On January 19, 2012, the Company entered into an agreement with JSJ Investments, Inc ("JSJ") in which JSJ agreed to loan the Company $25,000 (the “Second JSJ note”). The note is for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price. On May 28, 2013, JSJ converted this note into 327,120 shares of common stock.

c. On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000 (the "Third JSJ Note"). The principal was received and recorded on June 5, 2013. The note bears interest at 10% and matured on December 2, 2013. From November 31, 2013 to November 31, 2014, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the year ended December 31, 2013, JSJ converted $11,400 of its third note to 600,000 shares of common stock. There was principal of $38,600 which has not been converted.

d. On June 5, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $32,500 (the “Third Asher Note”). The principal was received and recorded on July 3, 2012. The note bears interest at 8% and matured on March 7, 2013. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the year ended December 31, 2013, the Company issued 1,460,769 shares of common stock for the conversion of the Third Asher Note in the amount of $32,500.

e. On January 30, 2013, the Company entered into a convertible promissory note with Asher for $47,500 (the "Fourth Asher Note"). The principal was received and recorded on February 15, 2013. The note bears interest at 8% and matured on November 1, 2013. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the year ended December 31, 2013, the Company issued 2,084,731 shares of common stock for the conversion of the Fourth Asher Note in the amount of $47,500.

f. On March 21, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Fifth Asher Note"). The principal was received and recorded on April 5, 2013. The note bears interest at 8% and matured on December 26, 2013. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.  During the year ended December 31, 2013, the Company issued 6,361,502 shares of common stock for the conversion of the Fifth Asher Note in the amount of $37,500.

g. On May 29, 2013, the Company entered into a convertible promissory note with Asher for $32,500 (the "Sixth Asher Note"). The principal was received and recorded on June 5, 2013. The note bears interest at 8% and matures on March 4, 2014. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.  During the year ended December 31, 2013, the Company issued 1,250,553 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500.

h. On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The principal was received and recorded on August 1, 2013. The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

i. On August 28, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Eighth Asher Note"). The principal was received and recorded on September 4, 2013. The note bears interest at 8% and matures on May 30, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

j. On October 24, 2013, the Company entered into a convertible promissory note with Asher for $27,500 (the "Ninth Asher Note"). The principal was received and recorded on November 5, 2013. The note bears interest at 8% and matures on July 28, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

k. On November 21, 2013, the Company entered into a convertible promissory note with Asher for $42,500 (the "Tenth Asher Note"). The principal was received and recorded on December 5, 2013. The note bears interest at 8% and matures on August 25, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

l. On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC ("GEL") for $50,000. The principal was received and recorded on November 20, 2013. The note bears interest at 8% and matures on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing prices during the ten trading days prior to the conversion date.

m. On November 11, 2013, the Company entered into a convertible promissory note with LG Capital Funding LLC ("LG") for $50,000. The principal was received and recorded on November 19, 2013. The note bears interest at 8% and matures on August 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing prices during the ten trading days prior to the conversion date.

n. On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note was due on April 26, 2013 with an interest rate of 20% per annum. On the event of default, interest rate increases to 25% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. In connection with the replacement of Original Rousay Note, the Company issued 1,018,648 common shares, valued at $81,492, to Rousay and recorded a loss on extinguishment of debt. The Company did not repay the note on April 26, 2013 and the note holder did not convert the note. This note is currently in default.

The conversion feature of the convertible notes issued during year 2013 was valued at $710,815 on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $299,737 was expensed immediately as additional interest expense.

The conversion features of the Second JSJ Note and the Third Asher Note were valued at $40,743 and $46,970, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion features in excess of the principal amount of these notes totaled $51,934 and was expensed immediately as additional interest expense during the year ended December 31, 2012.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

NOTE 5 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the JSJ, GEL, LG and Asher notes’ conversion features, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 4 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the JSJ, GEL, LG and Asher notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instruments as of December 31, 2013 and 2012, and recorded an unrealized loss of $104,824 and an unrealized gain of $9,201 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the derivative liability associated with the note conversion features was $439,424 and $65,693. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2012	Various Issuance Dates in 2013	December 31, 2013
Estimated market value of common stock on measurement date	$0.01	$0.16~$0.04	$0.05
Exercise price	$0.005	$0.072~$0.016	$0.021~$0.029
Discount rate	0.11%	0.13%~0.04%	0.10%
Expected volatility	306%	242%~231%	238%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Amount

Fair value at December 31, 2011	$28,595
Fair value of new financial derivatives	184,435
Reclassification to equity	(138,136)
Change in fair value of derivative liabilities	(9,201)
Fair value at December 31, 2012	65,693
Fair value of new financial derivatives	712,237
Reclassification to equity	(443,330)
Change in fair value of derivative liabilities	104,824
Fair value at December 31, 2013	$439,424

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2013 and 2012, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of December 31, 2013 and 2012, the Company had accounts payable of $709,984 and $275,558 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2013, the Company has a $22,500 payable to Jay Goodman.

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

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to a reverse split of common shares at a ratio of 100:1, the Series A Preferred Series shares are convertible at a rate of 100 common shares for each Series A Preferred Share. After the Reverse Stock Split, the Class A Preferred Series shares are convertible at a rate of 1 common shares for each Series A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of Golden Match Holdings Limited (“GM”). This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 shares of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company's then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director.

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

As of December 31, 2013, the 211,018,516 shares of Series A Preferred Stock issued had been cancelled.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company’s common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock.  The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The Company has extended the due diligence period. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 30,000,000 Series B Preferred shares to Virtual Technology.  The 30,000,000 Series B Preferred stock have been recorded at their estimated market value of $42,000 with a prepaid expense at the same amount. At December 31, 2013, $18,000 of the prepaid expense has been amortized.

Common Stock

During the year ended December 31, 2013, the Company issued 2,755,220 shares of common stock for services. These shares were valued at $264,665 based on the market price on the issuance date.

During the year ended December 31, 2013, the Company issued 12,084,675 shares of common stock for note conversions (see Note 4).

During the year ended December 31, 2013, the Company issued 6,893,313 shares of common stock to settle accounts payable of $400,000. These shares were valued at $689,713 based on the market price on the settlement date. The Company recorded a loss of $289,713 for the settlement.

On April 12, 2012, the Company issued 60,000 shares of common stock valued at $42,000, based on the stock price at the issuance date, to two directors in consideration for their services.

On April 30, 2012, the Company issued 25,000 shares for cash proceeds of $10,000.

On August 1, 2012, the Company issued 600,000 shares of common stock valued at $246,000, based on the stock price at the issuance date, for services related to the development of certain financial applications. 200,000 shares were issued to Mark Frost and 400,000 shares were issued to Gold Globe Investments acting as escrow agent. Upon achievement of certain benchmarks by Mark Frost, Gold Globe Investments will transfer 300,000 shares to Mark Frost. The balance of 100,000 shares will remain with Gold Globe Investments in consideration for its services.

On October 8, 2012, the Company reached a Stipulation and Order of Settlement with Rousay Holdings Ltd. in the United States District Court of New York. In terms of this Stipulation and Order of Settlement with Rousay, the Company agreed to issue 10% of the then outstanding and issued common stock of the Company to Rousay. On October 13, 2012, the Company issued 1,018,648 restricted shares of common stock to Rousay equaling 10% of the then outstanding and issued common stock. These shares were valued at $81,492 and recorded as a loss on extinguishment of debt.

During the year ended December 31, 2012, the Company issued 235,000 shares of common stock for services, valued at $124,550, based on the market price on the issuance date.

During the year ended December 31, 2012, the Company issued 1,943,829 shares of common stock for JSJ and Asher Notes conversions (see Note 4)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In October 2011, the Company entered into an agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company paid the consultants $20,000 per month. During the year ended December 31, 2013, the Company settled a $60,000 payable to the consultant by issuing 1,280,453 shares valued at $107,143. As of December 31, 2013, the payable to the consultants was $547,000 which included amounts owed for services provided before the agreement was entered.

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid a $7,535 security deposit.

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2014, the Company issued 510,136 shares of its common stock to settle accounts payable of $23,000 to Portspot Consultants Limited.

On January 9, 2014, the Company issued a convertible promissory note to Asher for $32,500 (the "Eleventh Asher Note"). The principal was received and recorded on January 31, 2014. The note bears interest at 8% and matures on October 13, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

On January 15, 2014, JSJ converted $27,930 of its third note to 1,470,000 shares of common stock. The remaining  principal of $13,070 has not been converted.

On January 20, 2014, the Company issued 1,000,000 shares of its common stock to Gregory Caputo and Donald Radcliffe for consulting services over the prior six months.

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with VTG and Gold Globe Investments Limited (“GGIL”), whereby the Company acquired from VTG and GGIL all of their know-how, intellectual property, software, documentation, designs, work products and database schemas. The purchase price for these assets consists of a convertible note in the amount of $1.5 million payable to VTG and a second convertible note in the amount of $2.8 million payable to GGIL. Each convertible note is interest free, with a 3-year term and convertible any time after 180 days from the date of issuance of the note upon the holder’s written request. The conversion price of the notes is an average of the 7 days closing price of the Company’s stock immediately prior to the conversion date.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 1,066,500 shares of its common stock for the acquisition. The Company agreed to spend at least $10,000 per month towards the development of the product for six months.

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon acquired certain claims against the Company in the amount of $2,656,152. According to the agreement, the Company will issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at a 50% of the lowest closing bid price for the 20 days prior to the conversion. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuti Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,152. On January 27, 2014, the court granted an approval of the settlement agreement.  On February 20, 2014 and March 6, 2014, the Company issued Tarpon 3,740,000 and 4,190,000 shares of its common stock, respectively.

On January 30, 2014, the Company issued a convertible promissory note to JSJ for $50,000 (the "Fourth JSJ Note"). The principal was received and recorded on January 31, 2014. The note has an initial discount of $25,000, bears interest at 10% and matures on January 30, 2015. The note holder has the option to convert the note to common shares in the Company at a the lower of 1) 50% of the average three lowest bid on the twenty days before the date the note is executed and 2) 50% of the average three lowest bids during the twenty trading days preceding the delivery of any conversion notice.

On February 19, 2014, the Company issued a convertible promissory note to Asher for $32,500 (the "Twelfth Asher Note"). The principal was received and recorded on February 26, 2014. The note bears interest at 8% and matures on November 23, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date. For default events, the minimum amount due will be 150% of the unpaid principal and interest. The note can only be prepaid within 180 days from the issuance date with a penalty.

In February 2014, the Company received a payment of $15,000 from UTI for the consultancy service to assist in the marketing and support of UTI's online casino as described in a consultancy agreement dated on April 10, 2013.

During February 2014, the Company issued 1,638,838 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500.

During March 2014, the Company issued 3,709,402 shares of common stock for the conversion of the Eighth Asher Note in the amount of $37,500.

On March 5, 2014, the Company entered into a consulting services agreement with Neil Cherry to assist in SIMTV project development. The Company shall issue 75,000 shares of its common stock upon the completion of the 30-day plan.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2013 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2013:

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

Name of Director	Age	Position
Anthony Brian Goodman	55	President, Chief Executive Officer, Chief Financial Officer and Director
Michael Silverman	69	Director
Roy Sugarman	59	Director
David Price	50	Secretary

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

Item 11.   Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)

Anthony B. Goodman	2013	249,000	-	-	-	-	-	-	249,000
President, Director, Chief Financial	2012	240,000	-	-	-	-	-	-	240,000
Officer (Appointed 2/23/2011)

Dr. Roy Sugarman	2013	-	-	21,700	-	-	-	-	21,700
(Appointed 02/23/2011)	2012	-	-	21,000	-	-	-	-	21,000

Michael Silverman	2013	-	-	21,700	-	-	-	-	21,700
(Appointed 10/27/2011)	2012	-	-	21,000	-	-	-	-	21,000

David Price Secretary	2013	-	-	28,400	-	-	-	-	28,400
(Appointed 02/23/2011)	2012	6,500	-	-	-	-	-	-	6,500

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

The following summarizes amounts earned by each Director in the fiscal year ended December 31, 2013.

On April 1, 2013, the Company issued 400,000 shares of common stock valued at $26,600, based on the stock price of grant date, to Mr. Silverman and Dr. Sugarman for services provided.

On November 26, 2013, the Company issued 400,000 shares of common stock valued at $16,800, based on the stock price of grant date, to Mr. Silverman and Dr. Sugarman for services provided.

Mr. Goodman earned a salary of $20,000 per month and increased to $21,500 per month since July 2014. The salary has been accrued until such time as the Company has adequate cash resources to pay the outstanding amount.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the period from our inception to December 31, 2013.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2013 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131,  Las Vegas, NV 89103

		Relationship to	Shares Beneficially	Percent
Title of Class	Name and Address Of Owner	Company	Owned (1)	Owned (1)
Common Stock	Barry J. Lucas	Past Director and President	100,000	0.29%
	# 15, 291 Street,
	Sangkat Boeng Kok 1,
	Tourl District,
	Phnom Penh, Cambodia

Common Stock	Michael J Malbourne ( for Elmside Pty Ltd)	Past Director, Secretary and Treasurer	0	0%
	# 15, 291 Street,
	Sangkat Boeng Kok 1,
	Tourl District,
	Phnom Penh, Cambodia

Common Stock	Neil R. Crang	Past Director	0	0%
	4 Tullo Place
	Richmond Victoria Australia

Common Stock	Brian Goodman	Director (2)	5,573,013	16.36%

Common Stock	Donald Radcliffe	Past Director	0	0%
Common Stock	David Price	Secretary	400,000	1.17%
Common Stock	Michael Silverman	Director	460,000	1.35%
Common Stock	Dr. Roy Sugarman	Director	460,000	1.35%
Total			8,011,611	23.52%

(1)
Applicable percentage of ownership is based on 34,056,611 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2013.  Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities.  Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2013 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,542,028 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 244,469 shares owned by family members residing with Mr. Goodman.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	Any of our directors or executive officers;
●	Any person proposed as a nominee for election as a director;
●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons;
●	Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, when the loan becomes payable. As of December 31, 2013 and 2012, loans from Elmside were $55,991 and $55,991, respectively.

As of December 31, 2013 and 2012, the Company had accounts payable of $709,984 and $275,558 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2013, the Company has a $22,500 payable to Jay Goodman.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray were 34,056,611 shares at December 31, 2013.

Item 14.   Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2013	2012
Audit Fees
GBH CPAs, PC	$33,500	$31,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation of Elray Resources, Inc.*
3.2	Bylaws of Elray Resources, Inc.*
14.1	Code of Ethics**
31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
____________________
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

ELRAY RESOURCES, INC.

Date: March 27, 2014	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman	Director	March 27, 2014
Anthony Goodman

/s/ Michael Silverman	Director	March 27, 2014
Michael Silverman

/s/ Roy Sugarman	Director	March 27, 2014
Roy Sugarman