Form 10-Q
period 2014-03-31
ELRAY RESOURCES, INC.
filed 2014-05-15
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,646,149 shares of common stock issued and outstanding as of May 8, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$53,100	$9,097
Accounts receivable	15,000	-
Prepaid expenses	27,952	41,452
Total current assents	96,052	50,549
Rent deposit	7,535	7,535
Intangible assets	3,275,090	-
Total assets	$3,378,677	$58,084

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,085,314	$1,989,369
Accounts payable – related parties	901,953	732,484
Advances from shareholders	58,491	55,991
Settlement payable	2,467,365	-
Notes payable	45,429	292,929
Convertible notes payable, net of discounts	1,201,021	1,417,822
Derivative liabilities - note conversion feature	4,816,646	439,424
Total liabilities	10,576,219	4,928,019

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 118,000,000 shares issued and outstanding	118,000	118,000
Common stock, par value $0.001, 170,000,000 shares authorized, 5,646,149 and 3,405,661 shares issued and outstanding, respectively	5,646	3,406
Additional paid-in capital	8,963,736	8,038,693
Subscriptions receivable	(161,589)	(88,000)
Accumulated deficit during the development stage	(16,123,335)	(12,942,034)
Total shareholders' deficit	(7,197,542)	(4,869,935)
Total liabilities and shareholders' deficit	$3,378,677	$58,084

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		Inception (June 26, 2006) through
	2014	2013	March 31, 2014
Revenues	$30,000	$-	$30,000
Operating expenses:

General and administrative expenses	632,314	264,565	6,047,025
Compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation and amortization	192,652	-	318,189
Impairment of intangibles and mineral properties	-	-	3,463,668
Exploration expense	-	-	857,738
Loss on disposal of assets	-	-	39,044
Total operating expenses	824,966	264,565	11,909,664
Loss from operations	(794,966)	(264,565)	(11,879,664)

Other income (expense):
Interest expense	(2,135,259)	(126,347)	(3,519,524)
Interest income	-	-	1,190
Unrealized gain (loss) on derivative liability - note conversion feature	1,329	(39,408)	(85,727)
Loss on settlement of accounts and notes payable	(252,405)	(47,143)	(639,610)
Total other income (expense)	(2,386,335)	(212,898)	(4,243,671)
Net loss	$(3,181,301)	$(477,463)	$(16,123,335)

Net loss per common share - basic and diluted	$(0.80)	$(0.36)

Weighted average number of common shares outstanding - basic and diluted	3,970,710	1,314,317

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended March 31,		Inception (June 26, 2006) through March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(3,181,301)	$(477,463)	$(16,123,335)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	74,500	-	1,552,886
Non-cash service fees	132,000	-	132,000
Impairment of intangibles and mineral properties	-	-	3,463,668
Share-based compensation expense to related party for extinguishment of debt	-	-	1,184,000
Depreciation and amortization	192,652	-	318,189
Loss on disposal of assets	-	-	39,044
Amortization of debt discount	368,872	16,509	763,275
Non-cash interest expense related to conversion feature of notes payable	1,681,578	42,562	2,045,409
Unrealized (gain) loss on derivative liabilities - note conversion feature	(1,329)	39,408	85,727
Loss on settlement of accounts and notes payable	252,405	47,143	639,610
Changes in operating assets and liabilities:
Prepaid expense	-	-	15,548
Accounts receivable	(15,000)	-	(15,000)
Accounts payable and accrued liabilities	215,657	156,329	2,231,630
Accounts payable – related parties	169,469	127,915	721,953
Net cash used in operating activities	(110,497)	(47,597)	(2,945,396)

Cash flows from investing activities:
Rent deposit	-	-	(7,535)
Purchase of mineral properties	-	-	(209,122)
Purchase of property and equipment	-	-	(164,538)
Cash acquired from share exchange transaction	-	-	1,694
Net cash used in investing activities	-	-	(379,501)

Cash flows from financing activities:
Proceeds from convertible notes payable	152,000	47,500	2,732,000
Proceeds from note payable	-	-	-
Proceeds from notes payable - related parties	2,500	-	158,491
Repayment of convertible notes payable	-	-	(720,000)
Common stock issued for cash	-	-	25,000
Contributed capital	-	-	1,182,506
Net cash provided by financing activities	154,500	47,500	3,377,997
Net increase (decrease) in cash	44,003	(97)	53,100
Cash at beginning of period	9,097	214	-
Cash at end of period	$53,100	$117	$53,100

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,		Inception (June 26, 2006) through March 31,
	2014	2013	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$-	$-	$145,000
Common stock issued for the acquisition of assets	$-	$-	$2,369,819
Common stock issued for conversion of debt	$321,559	$33,800	$1,992,580
Debt discount-beneficial conversion feature	$-	$-	$5,181
Debt discount-derivative liability on note conversion feature	$2,787,484	$47,500	$3,357,484
Note issued to acquire intangible assets	$3,467,742	$-	$3,467,742
Note issued for service fees	$132,000	$-	$132,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2013 on Form 10-K filed on March 28, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 have been omitted.

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

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded cost and amortized over estimated useful life of 3 years.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Accounting Pronouncements

Elray’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $3,181,301 and utilized cash for operating activities of $110,497 for the three months ended March 31, 2014. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $10,480,167, $7,197,542 and $16,123,335, respectively, at March 31, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – SETTLEMENT PAYABLE

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon acquired certain claims against the Company in the amount of $2,656,152. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,152. Additionally, the Company agreed to issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at 50% of the lowest closing bid price for the 20 days prior to the conversion. The settlement agreement was effective on January 27, 2014 when the court granted approval.

During the three months ended March 31, 2013, the Company issued Tarpon 1,301,000 common shares which have been sold entirely. Gross proceeds from the sale amounted to $253,846, within which $65,000 was retained by Tarpon for fees and charges, $96,277 was remitted to the original claim holders and $92,510 was not yet allocated among the claim holders. As of March 31, 2014, the Company has a remaining settlement payable of $2,467,365.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Intellectual properties	$3,467,742	$-
Accumulated amortization	(192,652)	-
Total	$3,275,090	$-

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with VTG and Gold Globe Investments Limited (“GGIL”), whereby the Company acquired from VTG and GGIL all of their know-how, intellectual property, software, documentation, designs, work products and database schemas. The purchase price for these assets consisted of a convertible note in the amount of $1.5 million payable to VTG and a second convertible note in the amount of $2.8 million payable to GGIL. The notes bear no interest and the Company recorded an initial discount to the notes of $832,258.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2014 and December 31, 2013 consisted of the following:

	Final Maturity	Interest Rate	March 31, 2014	December 31, 2013

C. Smith	9/18/11	8%	$-	$14,850
D. Radcliffe	9/18/11	8%	-	49,500
L. Kaswell	9/18/11	8%	-	99,000
M. Trokel	9/18/11	8%	-	49,500
Radcliffe Investment Partners I	9/18/11	8%	-	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. Principals of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable as of March 31, 2014.

Convertible notes payable

Convertible notes payable, net of discounts, at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014			December 31, 2013
	Principal	Unamortized discount	Principal, net of discounts	Principal	Unamortized discount	Principal, net of discounts

a. Alan Binder	$-	$-	$-	$25,000	$-	$25,000
b. JSJ Investments, Inc.	10,670	-	10,670	38,600	-	38,600
c. JSJ Investments, Inc.	75,000	(66,896)	8,104	-	-	-
d. Asher Enterprises, Inc.	-	-	-	37,500	(15,492)	22,008
e. Asher Enterprises, Inc.	-	-	-	37,500	(20,989)	16,511
f. Asher Enterprises, Inc.	27,500	(12,349)	15,151	27,500	(21,689)	5,811
g. Asher Enterprises, Inc.	42,500	(23,754)	18,746	42,500	(38,298)	4,202
h. Asher Enterprises, Inc.	32,500	(24,980)	7,520	-	-	-
i. Asher Enterprises, Inc.	32,500	(28,528)	3,972	-	-	-
j. GEL Properties, LLC	50,000	(25,190)	24,810	50,000	(42,235)	7,765
k. LG Capital Funding, LLC	50,000	(25,094)	24,906	50,000	(42,075)	7,925
l. LG Capital Funding, LLC	37,000	(34,944)	2,056	-	-	-
m. Virtual Technology Group, Ltd	1,500,000	(1,135,728)	364,272	-	-	-
n. Gold Globe Investments Ltd	2,800,000	(2,122,026)	677,974	-	-	-
o. Rousay Holdings Ltd.	-	-	-	1,290,000	-	1,290,000
p. ASC Recap	132,000	(91,160)	40,840
Total	$4,789,670	$(3,588,649)	$1,201,021	$1,598,600	$(180,778)	$1,417,822

The table below presents the changes of debt discount during the three months ended March 31, 2014:

December 31, 2013	$180,778
Addition	3,776,742
Amortization	(368,871)
March 31, 2014	$3,588,649

a. On December 9, 2011, as a result of the Splitrock transaction, the Company assumed a $25,000 convertible note. The note was due on August 4, 2012 with 10% annual interest. The note was convertible to Splitrock’s common stock at $0.10 per share prior to December 9, 2011 and is now convertible to 7,545 shares of the Company’s common stock. The note was acquired by Tarpon on January 27, 2014. See Note 3.

b. On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000 (the "Third JSJ Note"). The note bears interest at 10% and matured on December 2, 2013. From November 31, 2013 to November 31, 2014, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the three months ended March 31, 2014, JSJ converted $27,930 of its third note to 147,000 shares of common stock.

c. On January 30, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash (the "Fourth JSJ Note"). The note bears interest at 10% and matured on January 30, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 50% of the average of the three lowest bids on the twenty days before the date this note is executed, or 50% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower.

d. On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the three months ended March 31, 2014, the Company issued 163,884 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500 and accrued interest of $1,500.

e. On August 28, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Eighth Asher Note"). The note bears interest at 8% and matures on May 30, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the three months ended March 31, 2014, the Company issued 370,940 shares of common stock for the conversion of the Eighth Asher Note in the amount of $37,500 and accrued interest of $1,500.

f. On October 24, 2013, the Company entered into a convertible promissory note with Asher for $27,500 (the "Ninth Asher Note"). The note bears interest at 8% and matures on July 28, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

g. On November 21, 2013, the Company entered into a convertible promissory note with Asher for $42,500 (the "Tenth Asher Note"). The note bears interest at 8% and matures on August 25, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

h. On January 9, 2014, the Company entered into a convertible promissory note with Asher for $32,500 (the "Eleventh Asher Note"). The note bears interest at 8% and matures on October 13, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

i. On February 20, 2014, the Company entered into a convertible promissory note with Asher for $32,500 (the "Twelveth Asher Note"). The note bears interest at 8% and matures on November 23, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

j. On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC ("GEL") for $50,000. The note bears interest at 8% and matures on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

k. On November 11, 2013, the Company entered into a convertible promissory note with LG Capital Funding LLC ("LG") for $50,000. The note bears interest at 8% and matures on August 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

l. On March 6, 2014, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "Second LG") for $37,000. The note bears interest at 8% and matures on March 6, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

m. On January 23, 2014, the Company entered into a convertible promissory note with Virtual Technology Group LLC ("VTG") for $1,500,000. The note bears no interest and matures on January 23, 2017. An initial dicount of $290,323 was recorded on the issuance date. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OCTQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange.

n. On January 23, 2014, the Company entered into a convertible promissory note with Gold Globe Investments Limited for $2,800,000. The note bears no interest and matures on January 23, 2017. An initial discount of $541,935 was recorded on the issuance date. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OCTQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange.

o. On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note was due on April 26, 2013 with an interest rate of 20% per annum. On the event of default, interest rate increases to 25% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. The note was acquired by Tarpon on January 27, 2014. See Note 3.

p. On February 3, 2014, the Company entered into a convertible promissory note with ASC Recap LLC (“ASC”) in the amount of $132,000. The promissory note was issued in terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matures on August 3, 2014. ASC has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price.

Due to the conversion feature of JSJ, Asher, GEL, LG, VTG, ASC and GGIL notes, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and has been bifurcated from the note and is “marked to market” each reporting period through the statements of operations.

The conversion feature of the convertible notes issued during the three months ended March 31, 2014 was valued at $4,601,062 on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $1,681,578 was expensed immediately as additional interest expense.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default. During the three months ended March 31, 2014, the Company received $2,500 from its officer to open a new bank account.

NOTE 6 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 5 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of March 31, 2014, and recorded an unrealized gain of $1,329 for the three months ended March 31, 2014. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2013	Various Issuance Date in 2014	March 31, 2014
Stock price on measurement date	$0.5	$1.05~$0.25	$0.23
Exercise price	$0.21~$0.29	$0.10~$0.59	$0.09~$0.23
Discount rate	0.10%	0.77%~0.07%	0.07%
Expected volatility	238%	237%	239%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2013	$439,424
Fair value of new financial derivatives	4,601,063
Reclassification to equity	(222,512)
Change in fair value of derivative liabilities	(1,329)
Fair value at March 31, 2014	$4,816,646

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Commitments and Contingencies

In October 2011, the Company entered into an agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company paid the consultants $20,000 per month. During the three months ended March 31, 2014, the Company settled a $23,000 payable to the consultant by issuing 51,032 shares. The shares were valued at $26,782 based on the fair value on the issuance date and the Company recorded a loss on settlement of $3,782. On January 27, 2014, Tarpon acquired $478,000 of the consultant’s claim against the Company. See Note 3. As of March 31, 2014, the payable to the consultants was $115,000.

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid a $7,535 security deposit.

On March 5, 2014, the Company entered into consulting services agreements with Neil Cherry, Altaire Inc, Andriy Levytsky to assist in SIMTV racing platform development. Pursuant to the agreement, the Company shall issue Neil Cherry 7,500 shares of its common stock upon the completion of the 30-day plan to have a demonstration system of SIMTV, 100,000 shares of its common stock to Altaire Inc. and 12,500 shares to Andriy Levytsky, respectively, upon the completion of the 90-day plan, and additional 12,500 shares to Andriy Levytsky when the Company signs its first license agreement for SIMTV system.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of March 31, 2014 and December 31, 2013, the Company had accounts payable of $870,453 and $709,984, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of March 31, 2014 and December 31, 2013, the Company had accounts payable of $31,500 and $22,500 to Jay Goodman, son of the Company’s chief executive officer, for assisting the Company with data segmentation, financial and statistical services.

NOTE 9 – EQUITY

On April 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 10:1, such that every 10 shares of common stock becomes 1 share of common stock, reducing the number of authorized shares of common stock to 112,000,000 (“Reverse Stock Split”). The Company filed a certificate of amendment to affect the Reverse Stock Split of ten-for-one on May 2, 2014. All share amounts and per share information presented gives effect to the Reverse Stock Split.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to the Reverse Stock Split, the Series A Preferred stock are convertible at a rate of 1 common stock for each Series A Preferred stock, and has voting rights of 1:1 with common stock. After the Reverse Stock Split, the Series A Preferred stock is convertible at a rate of 0.1 common stock for each Series A Preferred stock.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock was convertible to one share of the Company’s common stock and has voting rights of 1,000:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. After the Reverse Stock Split, the Series B Preferred stock is convertible at a rate of 0.001 common stock for each Series B Preferred stock.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 30,000,000 Series B Preferred shares to Virtual Technology. The 30,000,000 Series B Preferred stock have been recorded at their estimated market value of $42,000 with a prepaid expense at the same amount. At March 31, 2013, $18,000 of the prepaid expense has not been amortized.

Common Stock

On January 1, 2014, the Company issued 51,032 shares of its common stock to settle accounts payable of $23,000 to Portspot Consultants Limited. These shares were valued at $26,782 based on the market price on the issuance date. The Company recorded a loss of $3,782 related to the settlement.

On January 20, 2014, the Company issued 100,000 shares of its common stock to Gregory Caputo and Donald Radcliffe for consulting services over the prior six months. These shares were valued at $61,000 based on the market price on the issuance date.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 106,650 shares of its common stock for the acquisition. The closing of this transaction is upon the Company’s satisfaction of the product and the product is currently under construction. The Company valued these shares based on the market price on the issuance date and recorded $73,589 subscription receivable for the shares issued.

During the three months ended March 31, 2014, the Company issued 681,824 shares of common stock for the conversion of notes (see Note 5).

During the three months ended March 31, 2014, the Company issued Tarpon 1,301,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 3. The shares were valued at $437,410 based on the market price on the issuance date. $188,846 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $248,623 was recorded as loss on settlement.

NOTE 10 – CONCENTRATION

All of the Company’s revenues for the three months ended March 31, 2014 were from one customer. As of March 31, 2014, amount due from this customer was $15,000.

NOTE 11 – SUBSEQUENT EVENTS

On March 24, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. ("KBM"), an affiliate of Asher, for $32,500. The principal was received and recorded on April 16, 2014. The note bears interest at 8% and matures on January 2, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issue discount of $25,000. The note bears interest at 12% and matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at the maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. $25,000 was received and recorded on April 23, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2013 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Elray owned a 100% interest in Porphyry Creek, a 90-square kilometer gold and copper claim located in Cambodia. On February 10, 2011, Elray entered into an agreement to dispose of Angkor Wat Minerals in exchange for 5,684,750 ordinary shares of Cambodian Gold PLC, and the majority shareholders and board of directors of the Company approved a dividend of 5,684,750 shares of Cambodian Gold PLC to the Elray shareholders of record as of February 7, 2011 on a basis of one share of Cambodian Gold for each share owned in Elray. As of the current date, Cambodian Gold PLC has failed to take transfer of the gold mining assets and issue the shares in exchange. Elray has failed to find a buyer for these assets and has discontinued maintenance and exploitation of the gold mining properties. Exploitation of the gold mining properties is not part of the current business strategy and therefore does not justify the expenditure and resources necessary to maintain and exploit them.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, in consideration of the issuance of 592,455 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 592,455 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock. In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Roy Sugarman and Michael Silverman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, on December 9, 2011, the Company has issued 592,455 shares to the shareholders of Splitrock as full consideration therefore.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Revenues

We generated $30,000 revenues during the three months ended March 31, 2014 compared to $0 for the three months ended March 31, 2013. Revenues for the three months ended March 31, 2014 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the three months ended March 31, 2014 and 2013, general and administrative expenses were $632,314 and $264,565, respectively. The increase in general and administrative expense was primarily a result of the increase of consulting fees. Consulting fees were $317,440 and $135,750 for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, depreciation and amortization expense was $192,652 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expenses

During the three months ended March 31, 2014 and 2013, interest expense was $2,135,259 and $126,347, respectively. The increase of interest expense was mainly due to increase of interest expense occurred on issuance of convertible debt during the three months ended March 31, 2014.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $1,329 for the three months ended March 31, 2014 compared to unrealized loss of $39,408 for the three months ended March 31, 2013. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts notes payable was $252,405 for the three months ended March 31, 2014 and $47,143 for the three months ended March 31, 2013. The increase was primarily resulted from issuing shares to Tarpon for paying back creditors.

Net Loss

We incurred net losses of $3,181,301 and $477,463 for the three months ended March 31, 2014 and 2013, respectively. The increase of net loss in 2014 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2014 was $110,497 compared to $47,597 for the three months ended March 31, 2013. The increase in cash used in operations was primarily attributable to the development cost during the three months ended March 31, 2013.

Our cash used in investing activities was $0 for both the three months ended March 31, 2014 and 2013.

Our cash provided by financing activities for the three months ended March 31, 2013 was $154,500, compared to $47,500 for the three months ended March 31, 2013. The increase is mainly due to the increase of proceeds from the issuance of convertible notes payable.

Since its inception, the Company has financed its cash requirements from the sale of common stock, issuance of notes and shareholder loans. Uses of funds have included activities to establish our business, professional fees, exploration expenses and other general and administrative expenses.

Due to our lack of operating history and present inability to generate sufficient revenues, there is substantial doubt about our ability to continue as a going concern.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2014, the Company issued 51,032 shares of its common stock to settle accounts payable of $23,000 to Portspot Consultants Limited. These shares were valued at $26,782 based on the market price of issuance date. The Company recorded a loss of $3,782 related to the settlement.

On January 15, 2014, JSJ converted $27,930 of its third note to 147,000 shares of common stock. The remaining principal of $10,670 has not been converted.

On January 20, 2014, the Company issued 100,000 shares of its common stock to Gregory Caputo and Donald Radcliffe for consulting services over the prior six months.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 106,650 shares of its common stock for the acquisition.

On February 20, 2014, March 6, 2014, and March 27, 2014, the Company issued Tarpon 374,000, 419,000, and 508,000 shares of its common stock, respectively according to the settlement agreement to generate proceeds to pay off the creditors.

During the three months ended March 31, 2014, the Company issued 163,884 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500, and 370,940 shares of common stock for the conversion of the Eighth Asher Note in the amount of $37,500.

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

ELRAY RESOURCES, INC.

Date: May 15, 2014	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer