Form 10-Q
period 2014-06-30
ELRAY RESOURCES, INC.
filed 2014-08-19
CIK 1402371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File # 000-52727

ELRAY RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0526438
(IRS Employer Identification Number)

3651 Lindell Road, Suite D, Las Vegas, NV 89103
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 138,039,710 shares of common stock issued and outstanding as of August 14, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$99,663	$9,097
Accounts receivable	39,500	-
Other receivable	31,925	-
Prepaid expenses	21,952	41,452
Total current assents	193,040	50,549
Rent deposit	7,535	7,535
Intangible assets, net	2,986,112	-
Total assets	$3,186,687	$58,084

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,135,457	$1,989,369
Accounts payable – related parties	934,102	732,484
Advances from shareholders	58,491	55,991
Settlement payable	2,450,410	-
Notes payable	45,429	292,929
Convertible notes payable, net of discounts	305,357	1,417,822
Derivative liabilities - note conversion feature	4,840,121	439,424
Total current liabilities	9,769,367	4,928,019
Long – term convertible notes payable	1,334,499	-
Total liabilities	11,103,866	4,928,019

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 118,000,000 shares issued and outstanding	118,000	118,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 890,000,000 shares authorized, 35,721,302 and 3,405,661 shares issued and outstanding, respectively	35,719	3,406
Additional paid-in capital	9,724,407	8,038,693
Subscriptions receivable	(161,589)	(88,000)
Accumulated deficit during the development stage	(17,633,716)	(12,942,034)
Total shareholders' deficit	(7,917,179)	(4,869,935)
Total liabilities and shareholders' deficit	$3,186,687	$58,084

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenues	$45,000	$-	$75,000	$-
Operating expenses:

General and administrative expenses	698,757	417,782	1,331,071	682,347
Depreciation and amortization	288,978	-	481,630	-
Total operating expenses	987,735	417,782	1,812,701	682,347
Loss from operations	(942,735)	(417,782)	(1,737,701)	(682,347)

Other income (expense):
Interest expense	(644,337)	(186,165)	(2,779,596)	(312,512)
Unrealized gain (loss) on derivative liability - note conversion feature	86,764	17,923	88,093	(21,485)
Loss on settlement of accounts and notes payable	(10,073)	(242,570)	(262,478)	(289,713)
Total other income (expense)	(567,646)	(410,812)	(2,953,981)	(623,710)
Net loss	$(1,510,381)	$(828,594)	$(4,691,682)	$(1,306,057)

Net loss per common share - basic and diluted	$(0.16)	$(0.41)	$(0.69)	$(0.79)

Weighted average common shares outstanding - basic and diluted	9,576,580	2,003,389	6,810,846	1,660,838

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,691,682)	$(1,306,057)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	306,375	161,450
Non-cash service fees	157,000	-
Depreciation and amortization	481,630	-
Amortization of debt discount	883,384	55,299
Non-cash interest expense related to conversion feature of notes payable	1,795,095	120.059
Unrealized (gain) loss on derivative liabilities - note conversion feature	(88,093)	21,485
Loss on settlement of accounts and notes payable	262,478	289,713
Changes in operating assets and liabilities:
Prepaid expense	6,000	(6,059)
Accounts and other receivables	(71,425)	-
Accounts payable and accrued liabilities	398,686	424,907
Accounts payable – related parties	201,618	97,305
Net cash used in operating activities	(358,934)	(159,898)

Cash flows from investing activities:
Rent deposit	-	(7,535)
Net cash used in investing activities	-	(7,535)

Cash flows from financing activities:
Proceeds from convertible notes payable	25,000	167,500
Proceeds from long-term convertible notes payable	272,000	-
Proceeds from notes payable - related parties	2,500	-
Common stock issued for cash	150,000	-
Net cash provided by financing activities	449,500	167,500
Net increase in cash	90,566	67
Cash at beginning of period	9,097	214
Cash at end of period	$99,663	$281

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$805,773	$721,298
Debt discount-derivative liability on note conversion feature	$3,089,484	$167,500
Note issued to acquire intangible assets	$3,467,742	$-

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
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

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded at cost and amortized over estimated useful life of 3 years.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Elray’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $4,691,682 and utilized cash for operating activities of $358,934 for the six months ended June 30, 2014. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $9,576,327, $7,917,177 and $17,633,716, respectively, at June 30, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – SETTLEMENT PAYABLE

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon acquired certain claims against the Company in the amount of $2,656,152. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,214. Additionally, the Company agreed to issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at 50% of the lowest closing bid price for the 20 days prior to the conversion. The settlement agreement was effective on January 27, 2014 when the court granted approval.

During the six months ended June 30, 2014, the Company issued Tarpon 3,331,000 common shares which have been sold entirely. Net proceeds from the sale amounted to $205,804, within which $197,298 was remitted to the original claim holders and $8,506 was not yet allocated among the claim holders. As of June 30, 2014, the Company has settlement payable of $2,450,410.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Intellectual properties	$3,467,742	$-
Accumulated amortization	(481,630)	-
Total	$2,968,112	$-

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with Virtual Technology Group, LLC ("VTG") and Gold Globe Investments Limited (“GGIL”), whereby the Company acquired from VTG and GGIL all of their know-how, intellectual property, software, documentation, designs, work products and database schemas. The purchase price for these assets consisted of a convertible note in the amount of $1.5 million payable to VTG and a second convertible note in the amount of $2.8 million payable to GGIL. The Company recorded an initial discount to the notes of $832,258 for the benficial conversion feature.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at June 30, 2014 and December 31, 2013 consisted of the following:

	Final Maturity	Interest Rate	June 30, 2014	December 31, 2013

C. Smith	9/18/11	8%	$-	$14,850
D. Radcliffe	9/18/11	8%	-	49,500
L. Kaswell	9/18/11	8%	-	99,000
M. Trokel	9/18/11	8%	-	49,500
Radcliffe Investment Partners I	9/18/11	8%	-	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. Principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable during the six months ended June 30, 2014.

Convertible notes payable

Convertible notes payable, net of discounts, at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014			December 31, 2013
	Principal	Unamortized discount	Principal, net of discounts	Principal	Unamortized discount	Principal, net of discounts

a. Alan Binder	$-	$-	$-	$25,000	$-	$25,000
b. JSJ Investments, Inc.	10,670	-	10,670	38,600	-	38,600
c. JSJ Investments, Inc.	75,000	(48,146)	26,854	-	-	-
d. Asher Enterprises, Inc.	-	-	-	37,500	(15,492)	22,008
e. Asher Enterprises, Inc.	-	-	-	37,500	(20,989)	16,511
f. Asher Enterprises, Inc.	-	-	-	27,500	(21,689)	5,811
g. Asher Enterprises, Inc.	28,770	(9,048)	33,452	42,500	(38,298)	4,202
h. Asher Enterprises, Inc.	32,500	(13,382)	19,118	-	-	-
i. Asher Enterprises, Inc.	32,500	(17,574)	14,926	-	-	-
j. KBM Worldwide, Inc.	32,500	(21,982)	10,518	-	-	-
k. KBM Worldwide, Inc.	37,500	(31,847)	5,653	-	-	-
l. GEL Properties, LLC	37,000	(7,955)	29,045	50,000	(42,235)	7,765
m. LG Capital Funding, LLC	40,500	(7,922)	32,578	50,000	(42,075)	7,925
n. LG Capital Funding, LLC	37,000	(25,591)	11,409	-	-	-
o. LG Capital Funding, LLC	50,000	(38,953)	11,047	-	-	-
p. Virtual Technology Group, Ltd	1,500,000	(1,035,289)	464,711	-	-	-
q. Gold Globe Investments Ltd	2,800,000	(1,932,541)	867,459	-	-	-
r. Vista Capital Investments, LLC.	25,000	(22,671)	2,329	-	-	-
s. Rousay Holdings Ltd.	-	-	-	1,290,000	-	1,290,000
t. Tarpon Bay Partners, LLC.	13,050	(6,438)	6,612	-	-	-
u. ASC Recap	132,000	(24,795)	107,205	-	-	-
Total	$4,883,990	$(3,244,134)	$1,639,856	$1,598,600	$(180,778)	$883,386

The table below presents the changes of debt discount during the six months ended June 30, 2014:

December 31, 2013	$180,778
Additions	3,946,742
Amortization	(883,386)
June 30, 2014	$3,244,134

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

b. On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000 (the "Third JSJ Note"). The note bears interest at 10% and matured on December 2, 2013. From November 31, 2013 to November 31, 2014, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the six months ended June 30, 2014, JSJ converted $27,930 of its third note to 147,000 shares of common stock.

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

d. On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 163,884 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500 and accrued interest of $1,500.

e. On August 28, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Eighth Asher Note"). The note bears interest at 8% and matures on May 30, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 370,940 shares of common stock for the conversion of the Eighth Asher Note in the amount of $37,500 and accrued interest of $1,500.

f. On October 24, 2013, the Company entered into a convertible promissory note with Asher for $27,500 (the "Ninth Asher Note"). The note bears interest at 8% and matures on July 28, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 2,583,210 shares of common stock for the conversion of the Ninth Asher Note in the amount of $27,500 and accrued interest of $1,100.

g. On November 21, 2013, the Company entered into a convertible promissory note with Asher for $42,500 (the "Tenth Asher Note"). The note bears interest at 8% and matures on August 25, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 2,692,157 shares of common stock for the conversion of the Tenth Asher Note in the amount of $13,730.

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

i. On February 20, 2014, the Company entered into a convertible promissory note with Asher for $32,500 (the "Twelfth Asher Note"). The note bears interest at 8% and matures on November 24, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

j. On March 24, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc., an affiliate of Asher, (the "First KBM Note") for $32,500. The note bears interest at 8% and matures on January 2, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

k. On May 14, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Second KBM Note") for $37,500. The note bears interest at 8% and matures on February 16, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

l. On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC ("GEL") for $50,000. The note bears interest at 8% and matures on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 1,320,244 shares of common stock for the conversion of GEL Note in the amount of $13,000.

m. On November 11, 2013, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "First LG Note") for $50,000. The note bears interest at 8% and matures on August 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the six months ended June 30, 2014, the Company issued 941,106 shares of common stock for the conversion of LG Note in the amount of $9,500.

n. On March 6, 2014, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "Second LG" Note) for $37,000. The note bears interest at 8% and matures on March 6, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

o. On May 23, 2014, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "First LG Backend" Note) for $50,000. The note bears interest at 8% and matures on November 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

p. On January 23, 2014, the Company entered into a convertible promissory note with Virtual Technology Group LLC ("VTG") for $1,500,000. The note bears no interest and matures on January 23, 2017. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange.

q. On January 23, 2014, the Company entered into a convertible promissory note with Gold Globe Investments Limited for $2,800,000. The note bears no interest and matures on January 23, 2017. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange.

r. On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issue discount of $25,000. The note bears interest at 12% and matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. $25,000 was received and recorded on April 23, 2014.

s. On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note was due on April 26, 2013 with an interest rate of 20% per annum. On the event of default, interest rate increases to 25% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. The note was acquired by Tarpon on January 27, 2014. See Note 3.

t. On February 3, 2014, the Company entered into a convertible promissory note with Tarpon Bay Partners, LLC (“Tarpon”) in the amount of $25,000. The promissory note was issued in terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matures on October 2, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 30 trading days prior to the conversion date, or $0.031, whichever is lesser. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. During the six months ended June 30, 2014, the Company issued 508,417 shares of common stock for the conversion of Tarpon Note in the amount of $11,950.

u. On February 3, 2014, the Company entered into a convertible promissory note with ASC Recap LLC (“ASC”) in the amount of $132,000. The promissory note was issued in terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matures on August 3, 2014. ASC has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price.

Due to the conversion feature of JSJ, Asher, KBM, GEL, LG, VTG, Vista, Tarpon, ASC and GGIL notes, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and has been bifurcated from the note and is “marked to market” each reporting period through the statements of operations.

The conversion feature of the convertible notes issued during the six months ended June 30, 2014 was valued at $4,884,579 on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $1,795,095 was expensed immediately as additional interest expense.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

During the six months ended June 30, 2014, the Company received $2,500 from its officer to open a new bank account.

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

The Company remeasured the fair value of the instrument as of June 30, 2014, and recorded an unrealized gain of $88,093 for the six months ended June 30, 2014. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2013	Various Issuance Dates in 2014	June 30, 2014
Stock price on measurement date	$0.5	$1.05 ~ $0.012	$0.012
Exercise price	$0.21~$0.29	$0.005~$0.59	$0.0048~$0.012
Discount rate	0.10%	0.77%~0.07%	0.07%
Expected volatility	238%	237%	239%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2013	$439,424
Fair value of new financial derivatives	4,884,579
Reclassification to equity	(395,789)
Change in fair value of derivative liabilities	(88,093)
Fair value at June 30, 2014	$4,840,121

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

Commitments and Contingencies

In October 2011, the Company entered into an agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company paid the consultants $20,000 per month. During the six months ended June 30, 2014, the Company settled a $63,000 payable to the consultant by issuing 2,051,032 shares. The shares were valued at $66,782 based on the fair value on the issuance date and the Company recorded a loss on settlement of $3,782. On January 27, 2014, Tarpon acquired $478,000 of the consultant’s claim against the Company. See Note 3. As of June 30, 2014, the payable to the consultants was $440,964.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2014 and December 31, 2013, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of June 30, 2014 and December 31, 2013, the Company had accounts payable of $893,602 and $709,984, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of June 30, 2014 and December 31, 2013, the Company had accounts payable of $40,500 and $22,500 to Jay Goodman, son of the Company’s chief executive officer, for assisting the Company with data segmentation, financial and statistical services.

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

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to the Reverse Stock Split, the Series A Preferred stock are convertible at a rate of 100 common stock for each Series A Preferred stock, and has voting right of 100:1 with common stock. After the Reverse Stock Split, the Series A Preferred stock is convertible at a rate of 0.1 common stock for each Series A Preferred stock.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 30,000,000 Series B Preferred shares to Virtual Technology. The 30,000,000 Series B Preferred stock have been recorded at their estimated market value of $42,000 with a prepaid expense at the same amount. At June 30, 2014, $12,000 of the prepaid expense has not been amortized.

Preferred Stock – Series C

On June 20, 2014, the Company authorized the creation of 10,000,000 shares of Series C preferred stock. One share of Series C preferred stock was convertible to one hundred shares of the Company’s common stock and has voting rights of 1:1 with common stock.

Common Stock

On January 1, 2014, the Company issued 51,032 shares of its common stock to settle accounts payable of $23,000 to Portspot Consultants Limited ("Portspot"). These shares were valued at $26,782 based on the market price on the issuance date. The Company recorded a loss of $3,782 related to the settlement.

On January 20, 2014, the Company issued 100,000 shares of its common stock to Gregory Caputo and Donald Radcliffe for consulting services over the prior six months. These shares were valued at $61,000 based on the market price on the issuance date.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know-how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 106,650 shares of its common stock for the acquisition. The closing of this transaction is contingent upon the Company’s satisfaction of the product and the product is currently under construction. The Company valued these shares based on the market price on the issuance date and recorded $73,589 subscription receivable for the shares issued.

On May 12, 2014, the Company issued 1,000,000 shares of its common stock to Gregory Caputo for a six-month consulting agreement. These shares were valued at $100,000 based on the market price on the issuance date.

On May 15, 2014, the Company issued 500,000 shares of its common stock to Harllon Holdings LLC for consulting services over the prior one month. These shares were valued at $25,250 based on the market price on the issuance date.

On June 15, 2014, the Company issued 500,000 shares of its common stock to JFEN Holdings LLC for consulting services. These shares were valued at $8,750 based on the market price on the issuance date.

On June 24, 2014, the Company issued 2,500,000 shares of its common stock to settle accounts payable of $50,000 to Mr. Goodman, 2,000,000 shares of its common stock to settle accounts payable of $40,000 to Pancar Capital LLC, and 2,000,000 shares of its common stock to settle accounts payable of $40,000 to Portspot.

On June 24, 2014, the Company issued 1,000,000 shares of its common stock to BetTek Inc. for consulting services by Altaire Inc. These shares were valued at $15,000 based on the market price on the issuance date.

On June 24, 2014, the Company issued 3,500,000 shares of common stock valued at $52,500, based on the stock price of grant date, to its six consultants for earlier services provided.

On June 24, 2014, the Company issued 2,000,000 shares of its common stock valued at $30,000, based on the stock price of grant date, to its directors for earlier services provided.

During the six months ended June 30, 2014, the Company issued 8,715,595 shares of common stock for the conversion of notes (see Note 5) and 11,364 shares of common stock, valued at $375 for legal services received for the note conversions.

During the six months ended June 30, 2014, the Company issued Tarpon 3,331,000 shares of its common stock according to the settlement agreement discussed in Note 3. The shares were valued at $454,500 based on the market price on the issuance date. $205,803 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $258,697 was recorded as loss on settlement.

During the six months ended June 30, 2014, the Company issued 5,000,000 shares for cash of $150,000.

NOTE 10 – CONCERNTRATION

All of the Company’s revenues for the six months ended June 30, 2014 were from one customer. As of June 30, 2014, the amount due from this customer was $39,500.

NOTE 11 – SUBSEQUENT EVENTS

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Third KBM Note”) for $32,500. The principal was received and recorded on July 2, 2014. The note bears interest at 8% and matures on March 30, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

On July 5, 2014, the Company issued 50,000,000 Series B Preferred stock to VTG as compensation for services provided in terms of the consultancy agreement dated July 14, 2013

During July and August, 2014, the Company issued 10,087,306 shares of common stock for the conversion of the GEL note in the amount of $22,000. The remaining principal of $15,000 has not been converted.

During July and August 2014, the Company issued 10,503,839 shares of common stock for the conversion of the Fourth JSJ Note in the amount of $19,206. The remaining principal of $30,794 has not been converted.

During July and August 2014, the Company issued 10,684,664 shares of common stock for the conversion of the Tenth Asher Note in the amount of $28,770 and 4,531,579 shares of common stock for the conversion of the Eleventh Asher Note.

During July and August 2014, the Company issued 3,515,240 shares of common stock for the conversion of the First LG Note in the amount of $11,500. The remaining principal of $21,000 has not been converted.

During the months of July and August 2014, Gold Globe Investments Limited converted $225,000 of convertible notes to 18,426,822 shares of common stock and Virtual Technology Group converted $240,000 of convertible notes to 34,871,601 shares of common stock.

On July 7, 2014, the Company entered into an agreement with South Street Media, Inc. ("South Street") to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 1,000,000 shares. As of the filing date, none of these shares had been issued.

On July 7, 2014, the Company entered into an agreement with South Ludlow Capital, Inc. (“Ludlow”) to provide investor relations services to the Company for six months. In consideration for such services, the Company agreed to issue 1,000,000 shares. As of the filing date, none of these shares had been issued.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 10,000,000 shares of common stock at $0.03 per share, for aggregate proceeds of $300,000 within which, $150,000 was received prior to June 30, 2014.

On August 12, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "fourth KBM" note) for $32,500. The principal was not received as of the filing date. The note bears interest at 8% and matures on May 14, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

During July 2014, the Company issued Tarpon 4,697,377 shares of common stock according to the settlement agreement discussed in Note 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2013 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenues

We generated $45,000 revenues during the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013. Revenues for the three months ended June 30, 2014 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the three months ended June 30, 2014 and 2013, general and administrative expenses were $698,757 and $417,782, respectively. The increase in general and administrative expense was primarily a result of the increase in consulting fees. Consulting fees were $381,314 and $185,303 for the three months ended June 30, 2014 and 2013, respectively.

During the three months ended June 30, 2014 and 2013, depreciation and amortization expense was $288,978 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expense

During the three months ended June 30, 2014 and 2013, interest expense was $644,336 and $186,165, respectively. The increase of interest expense was mainly due to the issuance of convertible debt during 2014.

Unrealized Gain (Loss) on Derivative Liability - Note Conversion Feature

Unrealized gain on derivative liability - note conversion feature was $86,764 for the three months ended June 30, 2014 compared to $17,923 for the three months ended June 30, 2013. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of accounts and notes payable was $10,073 for the three months ended June 30, 2014 and $242,570 for the three months ended June 30, 2013. The decrease was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We incurred net losses of $1,510,381 and $828,594 for the three months ended June 30, 2014 and 2013, respectively. The increase in net loss in 2014 was as a result of the items discussed above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Revenues

We generated $75,000 revenues during the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013. Revenues for the six months ended June 30, 2014 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the six months ended June 30, 2014 and 2013, general and administrative expenses were $1,331,071 and $682,347, respectively. The increase in general and administrative expense was primarily a result of the increase in consulting fees. Consulting fees were $760,620 and $449,868 for the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, depreciation and amortization expense was $481,630 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expense

During the six months ended June 30, 2014 and 2013, interest expense was $2,779,596 and $312,512, respectively. The increase of interest expense was mainly due to the issuance of convertible debt during 2014.

Unrealized Gain (Loss) on Derivative Liability - Note Conversion Feature

Unrealized gain on derivative liability - note conversion feature was $88,093 for the six months ended June 30, 2014 compared to unrealized loss of $21,485 for the six months ended June 30, 2013. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of accounts and notes payable was $262,478 for the six months ended June 30, 2014 and $289,713 for the six months ended June 30, 2013.

Net Loss

We incurred net losses of $4,691,682 and $1,306,057 for the six months ended June 30, 2014 and 2013, respectively. The increase in net loss in 2014 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2014 was $358,934 compared to $159,898 for the six months ended June 30, 2013. The decrease in cash used in operations was primarily attributable to the development cost during the six months ended June 30, 2013.

Our cash used in investing activities for both the six months ended June 30, 2014 was $0 compared to $7,535 for the six months ended June 30, 2013.

Our cash provided by financing activities for the six months ended June 30, 2013 was $449,500, compared to $167,500 for the six months ended June 30, 2013. The increase is mainly due to the increase of proceeds from the issuance of convertible notes payable and issuance of common shares for cash of $150,000.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 12, 2014, the Company issued 1,000,000 shares of its common stock to Gregory Caputo for six month consulting agreement.

On May 15, 2014, the Company issued 500,000 shares of its common stock to Harllon Holdings LLC for consulting services over the prior one month.

On June 15, 2014, the Company issued 500,000 shares of its common stock to JFEN Holdings LLC for consulting service.

On June 24, 2014, the Company issued 2,500,000 shares of its common stock to settle accounts payable of $50,000 to Mr. Goodman, 2,000,000 shares of its common stock to settle accounts payable of $40,000 to Pancar Capital LLC, and 2,000,000 shares of its common stock to settle accounts payable of $40,000 to Portspot.

On June 24, 2014, the Company issued 1,000,000 shares of its common stock to BetTek Inc. for consulting services by Altaire Inc.

On June 24, 2014, the Company issued 3,500,000 shares of common stock valued at $52,500, based on the stock price of grant date, to its six consultants for earlier services provided.

On June 24, 2014, the Company issued 2,000,000 shares of its common stock valued at $30,000, based on the stock price of grant date, to its directors for earlier services provided.

During the six months ended June 30, 2014, the Company issued 8,715,5958 shares of common stock for the conversion of notes (see Note 5 to the consolidated financial statements) and 11,364 shares of common stock, valuated at $375 for legal service received for the notes conversion.

During the six months ended June 30, 2014, the Company issued Tarpon 3,331,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 3 to the consolidated financial statements.

During the six months ended June 30, 2014, the Company issued 5,000,000 shares for cash of $150,000.

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

ELRAY RESOURCES, INC.

Date: August 19, 2014	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer