Form 10-Q
period 2014-09-30
ELRAY RESOURCES, INC.
filed 2014-11-18
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(917) 775-9689
(Issuer’s telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 1,335,890,027 shares of common stock issued and outstanding as of November 10, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Current assets:
Cash	$82,649	$9,097
Accounts receivable	106,818	-
Other receivables	51,746	-
Prepaid expenses	15,952	41,452
Total current assets	257,165	50,549
Rent deposit	7,535	7,535
Intangible assets	2,697,134	-
Total assets	$2,961,834	$58,084

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,134,355	$1,989,369
Accounts payable – related parties	1,008,956	732,484
Advances from shareholders	58,491	55,991
Settlement payable	2,446,710	-
Notes payable	45,429	292,929
Convertible notes payable, net of discounts	255,200	1,417,822
Derivative liabilities - note conversion feature	5,587,219	439,424
Total current liabilities	10,536,360	4,928,019
Long-term convertible notes payable	833,738	-
Total liabilities	11,370,098	4,928,019

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 218,000,000 and 118,000,000 shares issued and outstanding, respectively	218,000	118,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 5,290,000,000 shares authorized, 502,029,390 and 3,405,661 shares issued and outstanding, respectively	502,029	3,406
Additional paid-in capital	11,941,114	8,038,693
Subscriptions receivable	(161,589)	(88,000)
Accumulated deficit	(20,907,818)	(12,942,034)
Total shareholders' deficit	(8,408,264)	(4,869,935)
Total liabilities and shareholders' deficit	$2,961,834	$58,084

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues	$67,318	$-	$142,318	$-
Operating expenses:
General and administrative expenses	489,789	974,844	1,820,861	1,657,191
Depreciation and amortization	288,978	-	770,608	-
Total operating expenses	778,767	974,844	2,591,469	1,657,191
Loss from operations	(711,449)	(974,844)	(2,449,151)	(1,657,191)

Other income (expense):
Interest expense	(748,305)	(222,328)	(3,527,901)	(534,840)
Unrealized gain (loss) on derivative liability - note conversion feature	(1,812,364)	12,078	(1,724,271)	(9,407)
Loss on settlement of accounts payable	(1,983)	-	(264,461)	(289,713)
Total other income (expense)	(2,562,652)	(210,250)	(5,516,633)	(833,960)
Net loss	$(3,274,101)	$(1,185,094)	$(7,965,784)	$(2,491,151)

Net loss per common share - basic and diluted	$(0.02)	$(0.54)	$(0.11)	$(1.32)

Weighted average common shares outstanding - basic and diluted	191,865,726	2,190,255	69,491,224	1,887,443

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,965,784)	$(2,491,151)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	322,600	167,450
Non-cash service fees	157,000	-
Depreciation and amortization	770,608	-
Amortization of debt discount	1,423,247	139,254
Non-cash interest expense related to conversion feature of notes payable	1,981,248	186,755
Unrealized loss on derivative liabilities - note conversion feature	1,724,271	9,407
Loss on settlement of accounts payable	264,462	289,713
Changes in operating assets and liabilities:
Accounts receivable	(106,818)	-
Other receivable	(51,746)	-
Accounts payable and accrued liabilities	417,492	1,150,103
Accounts payable – related parties	276,472	309,904
Net cash used in operating activities	(786,948)	(235,124)

Cash flows from investing activities:
Rent deposit paid	-	(7,535)
Net cash used in investing activities	-	(7,535)

Cash flows from financing activities:
Proceeds from convertible notes payable	25,000	242,500
Proceeds from long-term convertible notes payable	533,000	-
Proceeds from notes payable - related parties	2,500	-
Common stock issued for cash	300,000	-
Net cash provided by financing activities	860,500	242,500
Net increase (decrease) in cash	73,552	(159)
Cash at beginning of period	9,097	214
Cash at end of period	$82,649	$55

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$-	$21,000
Common stock issued for conversion of debt	$1,922,147	$656,635
Debt discount-derivative liability on note conversion feature	$3,350,484	$196,866
Note issued to acquire intangible assets	$3,467,742	$-

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 as of June 30, 2014.

Elray’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $7,965,784 and utilized cash for operating activities of $786,948 for the nine months ended September 30, 2014. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $10,279,195, $8,408,264 and $20,907,818, respectively, at September 30, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – SETTLEMENT PAYABLE

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon acquired certain notes and accounts payable against the Company in the amount of $2,656,152. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,214. Additionally, the Company agreed to issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at a 50% of the lowest closing bid price for the 20 days prior to the conversion. The settlement agreement was effective on January 27, 2014 when the court granted approval.

During the nine months ended September 30, 2014, the Company issued Tarpon 5,551,000 common shares which have been sold entirely. Net proceeds from the sale amounted to $470,183, which was remitted to the original claim holders. As of September 30, 2014, the Company has a settlement payable of $2,446,710.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Intellectual properties	$3,467,742	$-
Accumulated amortization	(770,608)	-
Total	$2,697,134	$-

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

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2014 and December 31, 2013 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2014	December 31, 2013

C. Smith	9/18/11	8%	$-	$14,850
D. Radcliffe	9/18/11	8%	-	49,500
L. Kaswell	9/18/11	8%	-	99,000
M. Trokel	9/18/11	8%	-	49,500
Radcliffe Investment Partners I	9/18/11	8%	-	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. Principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable as of September 30, 2014.

Convertible notes payable

Convertible notes payable, net of discounts, at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014			December 31, 2013
	Principal	Unamortized discount	Principal, net of discounts	Principal	Unamortized discount	Principal, net of discounts

a. Alan Binder	$-	$-	$-	$25,000	$-	$25,000
b. JSJ Investments, Inc.	10,670	-	10,670	38,600	-	38,600
c. JSJ Investments, Inc.	-	-	-	-	-	-
d. JSJ Investments, Inc.	50,000	(39,130)	10,870	-	-	-
e. Asher Enterprises, Inc.	-	-	-	37,500	(15,492)	22,008
f. Asher Enterprises, Inc.	-	-	-	37,500	(20,989)	16,511
g. Asher Enterprises, Inc.	-	-	-	27,500	(21,689)	5,811
h. Asher Enterprises, Inc.	-	-	-	42,500	(38,298)	4,202
i. Asher Enterprises, Inc.	-	-	-	-	-	-
j. Asher Enterprises, Inc.	-	-	-	-	-	-
k. KBM Worldwide, Inc.	32,500	(11,109)	21,391	-	-	-
l. KBM Worldwide, Inc.	37,500	(19,163)	18,337	-	-	-
m. KBM Worldwide, Inc.	32,500	(21,707)	10,793	-	-	-
n. KBM Worldwide, Inc.	32,500	(27,509)	4,991	-	-	-
o. GEL Properties, LLC	-	-	-	50,000	(42,235)	7,765
p. GEL Properties, LLC	7,466	(3,689)	3,777	-	-	-
q. LG Capital Funding, LLC	300	-	300	50,000	(42,075)	7,925
r. LG Capital Funding, LLC	37,000	(16,135)	20,865	-	-	-
s. LG Capital Funding, LLC	50,000	(12,209)	37,791	-	-	-
t. Virtual Technology Group, Ltd	950,000	(933,747)	16,253	-	-	-
u. Gold Globe Investments Ltd	2,555,000	(1,742,995)	812,005	-	-	-
v. Vista Capital Investments, LLC.	25,000	(19,520)	5,480	-	-	-
w. Rousay Holdings Ltd.	-	-	-	1,290,000	-	1,290,000
x. Tarpon Bay Partners, LLC.	-	-	-	-	-	-
y. Tarpon Bay Partners, LLC.	112,775	-	112,775	-	-	-
z. Beaufort Capital Partners, LLC	21,000	(18,360)	2,640	-	-	-
aa. WHC Capital, LLC	75,000	(75,000)	-	-	-	-
Total	$4,029,211	$(2,940,273)	$1,088,938	$1,598,600	$(180,778)	$1,417,822

The table below presents the changes of debt discount during the nine months ended September 30, 2014:

December 31, 2013	$180,778
Additions	4,182,742
Amortization	(1,423,247)
September 30, 2014	$2,940,273

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

b. On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000 (the "Third JSJ Note"). The note bears interest at 10% and matured on December 2, 2013. From November 31, 2013 to November 31, 2014, the note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the nine months ended September 30, 2014, JSJ converted $27,930 of its third note to 147,000 shares of common stock.

c. On January 30, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash (the "Fourth JSJ Note"). The note bears interest at 10% and matured on January 30, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 50% of the average of the three lowest bids on the twenty days before the date this note is executed, or 50% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. During the nine months ended September 30, 2014, JSJ converted $50,000 of its fourth note to 41,172,878 shares of common stock and accrued interest of $2,754.

d. On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash (the "Fifth JSJ Note"). The note bears interest at 12% and matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower.

e. On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Seventh Asher Note"). The note bears interest at 8% and matures on April 17, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 163,884 shares of common stock for the conversion of the Seventh Asher Note in the amount of $37,500 and accrued interest of $1,500.

f. On August 28, 2013, the Company entered into a convertible promissory note with Asher for $37,500 (the "Eighth Asher Note"). The note bears interest at 8% and matures on May 30, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 370,940 shares of common stock for the conversion of the Eighth Asher Note in the amount of $37,500 and accrued interest of $1,500.

g. On October 24, 2013, the Company entered into a convertible promissory note with Asher for $27,500 (the "Ninth Asher Note"). The note bears interest at 8% and matures on July 28, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 2,583,210 shares of common stock for the conversion of the Ninth Asher Note in the amount of $27,500 and accrued interest of $1,100.

h. On November 21, 2013, the Company entered into a convertible promissory note with Asher for $42,500 (the "Tenth Asher Note"). The note bears interest at 8% and matures on August 25, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 13,376,801 shares of common stock for the conversion of the Tenth Asher Note in the amount of $42,500 and accrued interest of $1,700.

i. On January 9, 2014, the Company entered into a convertible promissory note with Asher for $32,500 (the "Eleventh Asher Note"). The note bears interest at 8% and matures on October 13, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 18,993,972 shares of common stock for the conversion of the Eleventh Asher Note in the amount of $32,500 and accrued interest of $1,300.

j. On February 20, 2014, the Company entered into a convertible promissory note with Asher for $32,500 (the "Twelfth Asher Note"). The note bears interest at 8% and matures on November 23, 2014. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 28,425,000 shares of common stock for the conversion of the Twelfth Asher Note in the amount of $32,500 and accrued interest of $1,300.

k. On March 24, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "First KBM Note") for $32,500. The note bears interest at 8% and matures on January 2, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

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

m. On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Third KBM Note") for $32,500. The note bears interest at 8% and matures on March 30, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

n. On August 12, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Fourth KBM Note") for $32,500. The note bears interest at 8% and matures on May 14, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

o. On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC ("GEL") for $50,000. The note bears interest at 8% and matures on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 15,023,894 shares of common stock for the conversion of GEL Note in the amount of $50,000 and accrued interest of $1,764.

p. On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC (the "GEL Backend" Note) for $50,000. The note bears interest at 8% and matures on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. The note principal was received on August 18, 2014. During the nine months ended September 30, 2014, the Company issued 61,809,535 shares of common stock for the conversion of GEL Note in the amount of $42,534.

q. On November 11, 2013, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "First LG Note") for $50,000. The note bears interest at 8% and matures on August 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the nine months ended September 30, 2014, the Company issued 44,819,880 shares of common stock for the conversion of LG Note in the amount of $49,700 and accrued interest of $2,960.

r. On March 6, 2014, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "Second LG" Note) for $37,000. The note bears interest at 8% and matures on March 6, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

s. On May 23, 2014, the Company entered into a convertible promissory note with LG Capital Funding LLC (the "First LG Backend" Note) for $50,000. The note bears interest at 8% and matures on November 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

t. On January 23, 2014, the Company entered into a convertible promissory note with Virtual Technology Group LLC ("VTG") for $1,500,000. The note bears no interest and matures on January 23, 2017. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange. During the nine months ended September 30, 2014, the Company issued 124,342, 298 shares of common stock for the conversion of VTG Note in the amount of $550,000.

u. On January 23, 2014, the Company entered into a convertible promissory note with Gold Globe Investments Limited ("GGIL") for $2,800,000. The note bears no interest and matures on January 23, 2017. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded in other exchange. During the nine months ended September 30, 2014, the Company issued 40,387,607 shares of common stock for the conversion of GGIL Note in the amount of $245,000.

v. On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issue discount of $25,000. The note bears interest at 12% and matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. $25,000 was received and recorded on April 23, 2014.

w. On April 25, 2012, the Company entered into a promissory note with Rousay Holdings Ltd. (“Rousay”) for $10,000,000 (“Original Rousay Note”). During year 2012, $2 million of the promissory note had been funded and $710,000 has been repaid. On October 8, 2012, the Company issued a new promissory note to Rousay to replace the Original Rousay Note, where the face of the note is $1,290,000. The new note was due on April 26, 2013 with an interest rate of 20% per annum. On the event of default, interest rate increases to 25% per annum. On April 26, 2013, Rousay has an option of receiving an amount of restricted common stock of the Company equal to 10% of the then outstanding and issued common stock of the Company in lieu of payment of principal and interest. The note was acquired by Tarpon on January 27, 2014. See Note 3.

x. On February 3, 2014, the Company entered into a convertible promissory note with Tarpon Bay Partners, LLC (“Tarpon”) in the amount of $25,000. The promissory note was issued in terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matures on October 2, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 30 trading days prior to the conversion date, or $0.031, whichever is lesser. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. During the nine months ended September 30, 2014, the Company issued 5,205,794 shares of common stock for the conversion of Tarpon Note in the amount of $25,000 and accrued interest and fees of $2,585.

y. On February 3, 2014, the Company entered into a convertible promissory note with Tarpon Bay Partners, LLC (“Tarpon 2014”) in the amount of $132,000. The promissory note was issued in terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matures on August 3, 2014. ASC has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the nine months ended September 30, 2014, the Company issued 71,001,445 shares of common stock for the conversion of Tarpon Note in the amount of $19,225 and accrued interest and fees of $9,664.

z. On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC ("Beaufort") for $21,000. The note bears a total interest of $9,000 and matures on March 2, 2015. Absent the occurrence of an event of default, the Company may prepay the note for a net payment of $30,000 at any time prior to December 2, 2014. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days.

aa. On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC ("WHC") for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date.

Due to the conversion feature of various convertible notes the Company issued, the actual number of shares of common stock that would be required if a conversion of the note was made through the issuance of common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized common share amount. As a result, the conversion feature requires derivative accounting treatment and has been bifurcated from the note and is “marked to market” each reporting period through the statements of operations.

The conversion feature of the convertible notes issued during the nine months ended September 30, 2014 was valued at $5,331,732 on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $1,986,248 was expensed immediately as additional interest expense.

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

During the nine months ended September 30, 2014, the Company received $2,500 from its officer to open a new bank account.

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

The Company remeasured the fair value of the instrument as of September 30, 2014, and recorded an unrealized loss of $1,724,271 for the nine months ended September 30, 2014. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2013	Various Issuance Date in 2014	September 30, 2014
Stock price on measurement date	$0.5	$1.05 ~ $0.0015	$0.0069
Exercise price	$0.21~$0.29	$0.00075~$0.59	$0.00276~$0.00414
Discount rate	0.10%	0.77%~0.03%	0.03%
Expected volatility	238%	237%~269%	269%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2014:

Fair value at December 31, 2013	$439,424
Fair value of new financial derivatives	5,331,733
Reclassification to equity	(1,908,209)
Change in fair value of derivative liabilities	1,724,271
Fair value at September 30, 2014	$5,587,219

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

Commitments and Contingencies

In October 2011, the Company entered into an agreement with consultants to provide services relating to the development of an online gaming site. In return for such services, the Company were obligated to pay the consultants $23,000 per month. During the nine months ended September 30, 2014, the Company settled a $63,000 payable to the consultant by issuing 2,051,032 shares. The shares were valued at $66,782 based on the fair value on the issuance date and the Company recorded a loss on settlement of $3,782. On January 27, 2014, Tarpon acquired $478,000 of the consultant’s claim against the Company. See Note 3. As of September 30, 2014, the payable to the consultants was $213,000.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company’s Series C preferred stock. Upon Golden Galaxy achieving revenues of at least $100,000 within the first 6 months of operation, the Company will issue additional 3,000,000 Series C preferred shares. No shares have been issued to date.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2014 and December 31, 2013, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of September 30, 2014 and December 31, 2013, the Company had accounts payable of $959,456 and $709,984, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

As of September 30, 2014 and December 31, 2013, the Company had accounts payable of $49,500 and $22,500 to Jay Goodman, son of the Company’s chief executive officer, for assisting the Company with data segmentation, financial and statistical services.

NOTE 9 – EQUITY

On April 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 10:1, such that every 10 shares of common stock becomes 1 share of common stock, reducing the number of authorized shares of common stock to 112,000,000. The Company filed a certificate of amendment to e ffect the reverse stock split of ten-for-one on May 2, 2014. All share number or per share information presented gives effect to the reverse stock split.

On November 12, 2014, the authorized number of shares of common stock was increased to 5.29 billion.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to the Reverse Stock Split, the Series A Preferred stock were convertible at a rate of 100 common stock for each Series A Preferred stock, and has voting right of 100:1 with common stock. After the Reverse Stock Split, the Series A Preferred stock is convertible at a rate of 0.1 common stock for each Series A Preferred stock.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("Virtual Technology") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 130,000,000 Series B Preferred shares to Virtual Technology. The 130,000,000 Series B Preferred stock have been recorded at their estimated market value of $42,975 with a prepaid expense at the same amount. At September 30, 2014, $56,000 of the prepaid expense has not been amortized.

Preferred Stock – Series C

On June 20, 2014, the Company authorized the creation of 10,000,000 shares of Series C preferred stock. One share of Series C preferred stock was convertible to one hundred share of the Company’s common stock and has voting rights of 1:1 with common stock.

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

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 10,000,000 shares of common stock at a purchase price of $0.03 per share, for aggregate proceeds of $300,000.

During the nine months ended September 30, 2014, the Company issued 463,147,259 shares of common stock for the conversion of notes (see Note 5).

During the nine months ended September 30, 2014, the Company issued Tarpon 5,551,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 3. The shares were valued at $470,182 based on the market price on the issuance date. $209,503 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $260,679 was recorded as loss on settlement.

NOTE 10 – CONCENTRATIONS

The Company’s revenues for the nine months ended September 30, 2014 were from three customers. As of September 30, 2014, the aggregate amount due from three customers was $106,818.

NOTE 11 – SUBSEQUENT EVENTS

Issuance of stock for services

On October 1, 2014, the Company issued 1,000,000 shares each to South Street Media, Inc. and Ludlow Capital, Inc. for the previous consulting service agreement entered on July 7, 2014.

On October 1, 2014, the Company issued 3,000,000 shares to Andriy Levytsky for the previous consulting service agreement entered on March 5, 2014 for assisting in SIMTV racing platform development.

On October 1, 2014, the Company issued 62,000,000 Series B Preferred stock to VTG in compensation for services provided under the terms of the consultancy agreement dated July 14, 2013.

On November 3, 2014, the Company issued 7,500,000 shares to Altaire Inc. for the previous consulting service agreement entered on March 5, 2014.

Issuance of convertible notes

On October 1, 2014, the Company received funding from LG Capital Funding LLC (the "Second LG Backend" Note) for $37,000. The note bears interest at 8% and matures on March 6, 2015. LG has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

On October 2, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Fifth KBM" note) for $37,500. The note bears interest at 8% and matures on May 14, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group, LLC. ("Tangiers") for $55,000. The note bears interest at 10% and matures on October 13, 2015. In the event that the note remains unpaid at the maturity date, the Company will pay default interest of 20%. Tangiers has the right at any time to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading price during the twenty trading days prior to the conversion date.

On November 6, 2014, the Company entered into a convertible promissory note with Darling Capital, LLC. ("Darling") for $25,000. The principal was not received as of the filing date. The note bears interest at 8% and matures on August 6, 2015. Darling has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the three lowest trading price during the fifteen trading days prior to the conversion date.

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund, LLC. ("Auctus") for $40,000. The principal was not received as of the filing date. The note bears interest at 8% and matures on August 7, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest two closing bid prices during the twenty-five trading days prior to the conversion date.

On November 10, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (the "Sixth KBM" note) for $37,500. The principal was not received on as of the filing date. The note bears interest at 8% and matures on August 12, 2015. In the event that the note remains unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

On November 10, 2014, the Company entered into two convertible promissory notes with LG Captial Funding, LLC. (the "Third LG" Note and the "Third LG Backend" Note) for $37,000. The principal was not received on as of the filing date. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

Conversion of debt

During October and November 2014, the Company issued 821,360,637 shares of common stock for the conversion of various convertible notes as follows:

Note holder	Principal Converted	Interest and fees converted	Shares issued
GEL Properties, LLC	$7,466	$237	16,874,502
Vista Capital Investments, LLC	24,500	-	70,000,000
KBM Worldwide, Inc.	32,500	1,300	24,142,857
Tarpon Bay Partners, LLC	45,800	4,611	144,205,494
LG Capital Funding, LLC	124,300	3,658	341,361,583
Virtual Technology Group, Ltd.	325,000	-	224,776,201
Total	$559,566	$9,806	821,360,637

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2013 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On March 8, 2012, the Company finalized negotiations for advanced Web Application Intellectual Property that will allow Elray to build unique Consumer Web Products that will be marketed under the brand CrazyJapps. The Company has yet to finalize plans to deploy the technology.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% stake in an operating and established online casino by the name of Golden Galaxy, which has generated $6.9 million of turnover in the past twelve months. In terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company will issue Series C preferred stock. The acquisition will generate additional revenue to Elray and will be concluded on the achievements or pre-defined profit benchmarks set for the operational online casino.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenues

We generated $67,318 revenues during the three months ended September 30, 2014 compared to $0 for the three months ended September 30, 2013. Revenues for the three months ended September 30, 2014 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the three months ended September 30, 2014 and 2013, general and administrative expenses were $489,790 and $974,844, respectively. The decrease in general and administrative expense was primarily a result of the decrease of legal fees. Legal fees were $17,524 and $636,044 for the three months ended September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014 and 2013, depreciation and amortization expense was $288,978 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expense

During the three months ended September 30, 2014 and 2013, interest expense was $748,305 and $222,328, respectively. The increase of interest expense was mainly due to the issuance of additional convertible notes.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $1,812,364 for the three months ended September 30, 2014 compared to unrealized gain of $12,078 for the three months ended September 30, 2013. The change was primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts notes payable was $1,983 for the three months ended September 30, 2014 and $0 for the three months ended September 30, 2013. The increase was resulted from paying Tarpon for settlement agreement.

Net Loss

We incurred net losses of $3,274,101 and $1,185,094 for the three months ended September 30, 2014 and 2013, respectively. The increase of net loss in 2014 was as a result of the items discussed above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Revenues

We generated $142,318 revenues during the nine months ended September 30, 2014 compared to $0 for the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2014 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the nine months ended September 30, 2014 and 2013, general and administrative expenses were $1,820,861 and $1,657,191, respectively. The increase in general and administrative expense was primarily a result of the increase of consulting fees. Consulting fees were $1,089,897 and $693,907 for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, depreciation and amortization expense was $770,608 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expense

During the nine months ended September 30, 2014 and 2013, interest expense was $3,527,901 and $534,840, respectively. The increase was mainly due to the issuance of additional convertible debt during the nine months ended September 30, 2014.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $1,724,271 for the nine months ended September 30, 2014 compared to unrealized loss of $9,407 for the nine months ended September 30, 2013. The change was primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts notes payable was $264,461 for the nine months ended September 30, 2014 and $289,713 for the nine months ended September 30, 2013.

Net Loss

We incurred net losses of $7,965,784 and $2,491,151 for the nine months ended September 30, 2014 and 2013, respectively. The increase of net loss in 2014 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended September 30, 2014 was $786,948 compared to $235,124 for the nine months ended September 30, 2013. The decrease in cash used in operations was primarily attributable to the development cost during the nine months ended September 30, 2013.

Our cash used in investing activities for both the nine months ended September 30, 2014 was $0 compared to $7,535 for the nine months ended September 30, 2013.

Our cash provided by financing activities for the nine months ended September 30, 2013 was $860,500, compared to $242,500 for the nine months ended September 30, 2013. The increase is mainly due to the increase of proceeds from the issuance of convertible notes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The ineffective determination was mainly due to the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 28, 2014.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2014, the Company issued 3,500,000 shares of common stock to its six consultants for earlier services provided.

On June 24, 2014, the Company issued 2,000,000 shares of its common stock to its directors for earlier services provided.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 10,000,000 shares of common stock at a purchase price of $0.03 per share, for aggregate proceeds of $300,000.

During the nine months ended September 30, 2014, the Company issued 463,147,259 shares of common stock for the conversion of notes.

During the nine months ended September 30, 2014, the Company issued Tarpon 5,551,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 3.

On October 1, 2014, the Company issued 1,000,000 shares each to South Street Media, Inc. and Ludlow Capital, Inc. for the previous consulting service agreement entered on July 7, 2014.

On October 1, 2014, the Company issued 3,000,000 shares to Andriy Levytsky for the previous consulting service agreement entered on March 5, 2014 for assisting in SIMTV racing platform development.

On October 1, 2014, the Company issued 62,000,000 Series B Preferred stock to VTG in compensation for services provided in terms of the consultancy agreement dated July 14, 2013.

On November 3, 2014, the Company issued 7,500,000 shares to Altaire Inc. for the previous consulting service agreement entered on March 5, 2014.

During October and November 2014, the Company issued 821,360,637 shares of common stock for the conversion of various convertible notes.

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

________________

* Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELRAY RESOURCES, INC.

Date: November 18, 2014	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

