Form 10-K
period 2014-12-31
ELRAY RESOURCES, INC.
filed 2015-04-02
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

On June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,215,071, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.36. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 23, 2015, the registrant had 1,457,062,178 shares of its Common Stock, $0.001 par value, outstanding.

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

Elray owned a 100% interest in Porphyry Creek, a 90 square kilometer gold and copper claim located in Cambodia. On February 10, 2011, Elray entered into an agreement to dispose of Angkor Wat Minerals in exchange for 189,492 ordinary shares of Cambodian Gold PLC, and the majority shareholders and board of directors of the Company approved a dividend of 189,492 shares of Cambodian Gold PLC to the Elray shareholders of record as of February 7, 2011 on a basis of one share of Cambodian Gold for each share owned in Elray. As of the current date, Cambodian Gold PLC has failed to take transfer of the gold mining assets and issue the shares in exchange. Elray has failed to find a buyer for these assets and has discontinued maintenance and exploitation of the gold mining properties. Exploitation of the gold mining properties is not part of the current business strategy and therefore does not justify the expenditure and resources necessary to maintain and exploit them.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, as consideration for the issuance of 19,748 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 19,748 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock (Share number adjusted for Reverse Stock Split). In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, the Company has issued 19,748 shares to the shareholders of Splitrock as full consideration therefore.

The shares issued resulted in a change of control under which 70% of the shares of Elray were held by the previous Splitrock shareholders immediately after the issuance.

The existing officers and directors of Elray resigned and the directors nominated by Splitrock; Messrs. Radcliffe, Sugarman, and Goodman, were elected to the board of Elray. Mr. Goodman was appointed Chief Executive and Chief Financial Officer of Elray. On October 27, 2011, Donald Radcliffe resigned as director and Michael Silverman was appointed as his replacement.

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

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited ("UTI"). The company would assist in the marketing and support of UTI's online casino for a twelve-month term for $250,000, with a provision to provide additional services as UTI expands their gaming portfolio. The consultancy service was not started until January 2014. This agreement not only brings operating revenue to the company, but also solidifies the expertise in the online gaming market, and assists in positioning the company with respect to being a premier turnkey service provider for both the online and mobile gaming sector.

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

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with VTG and Gold Globe Investments Limited, a BVI company (“GGIL”). VTG and GGIL are engaged in the development of web technology and have jointly developed both an E-store and a virtual exchange platform that facilitate trading of virtual items and casino credits as well as bitcoins. The Company acquired these assets to assist the Company to continue to build and support its marketing and support business for online casinos and social games.

On April 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 10:1, such that every 10 shares of common stock becomes 1 share of common stock. The Company filed a certificate of amendment to effect the reverse stock split of ten-for-one on May 2, 2014.

On December 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 30:1, such that every 30 shares of common stock becomes 1 share of common stock. The reverse stock split of thirty-for-one was effective on January 15, 2015.

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

The key elements of player retention are the creation of exciting opportunities to maintain player interest and increase play frequency. Similar to land-based casinos’ compensation programs, the tools used for this purpose include prizes, “free money,” opportunities to play against famous (or infamous) players, and tournament qualification.

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company is entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company’s Series C preferred stock. Upon Golden Galaxy achieving revenues of at least $100,000 within the first 6 months of operation, the Company will issue additional 3,000,000 Series C preferred shares. On January 7, 2015, the Company acquired another 23% interest in Global Tech Software Solutions LLC. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company's Series C preferred stock after completion of the due diligence to the satisfaction of the Company.

On September 18, 2014, Elray entered into a binding letter of intent with Asia Link Limited (“ATL”). Pursuant to the letter of intent, Elray and ATL would enter into an acquisition agreement in which Elray was to acquire up to 49% of the outstanding shares of ATL. ATL has extensive experience in promoting gaming business in Asia, as well as implementation of Fraud and Risk Control, payment processing and compliance with particular respect to gaming. It is envisaged that the parties will work together in a joint venture to raise capital and contribute expertise with the intention of generating revenues, profits and returning value to shareholders.

Elray is currently finalizing due diligence on this transaction and incorporated as part of the due diligence will be an assurance that ATL do not facilitate gaming in any illegal jurisdictions and are fully compliant with all laws pertaining to their current operation.

As per above, Elray only support operators that comply with the relevant laws within the jurisdictions in which they operate.

Intellectual Property and Patents

We own various domain names and customer databases intended for use in online gaming, including the Splitrock IP as defined previously.

Compliance with Government Regulations

Our sophisticated software systems automatically declines and denies any gaming requests from within illegal gaming jurisdictions including but not limited to the United States, Hong Kong, Singapore, United Kingdom, France, Italy and Israel and prevents any access to the products that we support from any of these jurisdictions ensuring that residents of these countries cannot participate and are in strict compliance with the laws of these countries. Our Sydney office allows us to tap into skilled resources and some of the world's largest client base, for regular, personal interaction.

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

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) became United States (“U.S.”) law in late 2006 and effectively curtailed legal participation by U.S. players in online gambling. The UIGEA prevented financial transactions related to online gaming in the U.S. Players in the U.S. are currently legally precluded from participating in online gambling. Elray’s online gaming products are not available to U.S. players and also not available to residents of Hong Kong.

Our active operations that we support are in jurisdictions that are friendly to online gaming. Elray fully complies with the United States Unlawful Internet Gambling Enforcement Act of 2006.

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

Recent Events

On December 12, 2014, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of its common stock, par value $0.001, at a ratio of 30:1, such that every 30 shares of common stock becomes 1 share of common stock, which reduced the number of authorized shares of its common stock from 8.29 billion to 276,333,333. Shareholders holding a majority of the voting stock voted in favour of the amendment to our Certificate of Incorporation to effect the reverse stock split of thirty-for-one on January 15, 2015. All share numbers or per share information has been presented given the effect to the reverse stock split. On March 3, 2015, the authorized number of shares of common stock was increased to 5 billion.

On January 7, 2015, the Company acquired 23% interest in Global Tech Software Solutions LLC (doing business as Golden Galaxy) which operates online casinos.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays $43,456 plus applicable tax per year. The lease expires on October 31, 2016.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

	2014*		2013*
Quarter Ended	High	Low	High	Low
December 31	$0.216	$0.003	$46.500	$3.300
September 30	$1.320	$0.018	$54.000	$8.400
June 30	$7.501	$0.333	$61.500	$13.500
March 31	$36.004	$3.990	$36.000	$3.000

______________

*Presentation gives effect to the 1 for 30 Reverse Stock Split, which occurred on January 15, 2015.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2014, there were approximately 99 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount. Subsequent to December 31, 2014, the Company terminated this project.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("VTG") to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG.

On February 22, 2015, the Company received the certificate for the 25% interest in Golden Galaxy and issued 5,000,000 shares of the Company's Series C preferred stock.

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited (“ATL”). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in steps.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 3,555 shares of its common stock for the acquisition.

During the year ended December 31, 2014, the Company issued 1,514,090 common shares and 162,000,000 shares of Series B preferred stock for services provided by vendors, consultants, directors and employees.

In January and June, 2014, the Company issued a total of 218,368 shares of its common stock to settle accounts payable of $153,000 to Portspot Consultants Limited, Mr. Goodman, Pancar Capital LLC, and Portspot.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 333,334 shares of common stock at a purchase price of $0.90 per share, and received net proceeds of $300,000.

During the year ended December 31, 2014, the Company issued 66,823,712 shares of common stock for the conversion of notes.

During the year ended December 31, 2014, the Company issued Tarpon 13,286,601 shares of its common stock according to a settlement agreement.

During the year ended December 31, 2013, the Company issued 9,184 shares of common stock for services.

During the year ended December 31, 2013, the Company issued 40,282 shares of common stock for note conversions.

During the year ended December 31, 2013, the Company issued 22,978 shares of common stock to settle accounts payable of $400,000.

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

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

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

At December 31, 2014, we had a cash balance of $27,447. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we need to complete development of our online gaming sites and invest in the acquisition of players. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include the following:

•	our ability to raise additional funding;
•	competition in the online gaming area; and
•	the regulatory climate for online gaming.

Due to our lack of operating history and present inability to generate substantial recurring revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO THE YEAR ENDED DECEMBER 31, 2013

Results of Operations

Revenues

We generated $229,628 revenues during the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 were related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites.

Operating Expenses

During the years ended December 31, 2014 and 2013, general and administrative expenses were $2,311,608 and $2,078,580, respectively. The increase in general and administrative expense was primarily a result of the increase of consulting fees which was partially offset by the decrease of legal fees. Consulting fees were $1,368,658 and $767,003 for years ended December 31, 2014 and 2013, respectively. Legal fees were $126,642 and $707,400 for the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, amortization expense was $1,059,586 and $0, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expense

During the years ended December 31, 2014 and 2013, interest expense was $5,054,538 and $880,912, respectively. The increase was mainly due to the amortization of debt discount related to the issuance of additional convertible debt during year 2014.

Unrealized loss on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $1,439,211 for the year ended December 31, 2014 compared to unrealized loss of $104,824 for the year ended December 31, 2013. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts notes payable was $711,300 for the year ended December 31, 2014 and $289,713 for the year ended December 31, 2013.

Net Loss

We incurred net losses of $10,346,615 and $3,354,029 for the years ended December 31, 2014 and 2013, respectively. The increase in net loss was as a result of the items discussed above.

There is substantial doubt about our ability to continue as a going concern because we have not generated enough revenues to cover our expenses and continue to suffer recurring losses.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2014 was $1,144,150 compared to $396,082 for the year ended December 31, 2013. The increase in cash used in operations was primarily attributable to the additional consulting expenses paid during the year ended December 31, 2014.

Our cash used in investing activities for both the year ended December 31, 2014 was $0 compared to $7,535 for the year ended December 31, 2013.

Our cash provided by financing activities for the year ended December 31, 2014 was $1,162,500, compared to $412,500 for the year ended December 31, 2013. The increase is mainly due to the proceeds from the issuance of convertible notes payable and common stock issued for $300,000 cash.

The Company had $27,447 in cash at December 31, 2014. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Elray Resources, Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. Elray Resources, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2015

ELRAY RESOURCES, INC.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$27,447	$9,097
Accounts receivable	168,128	-
Other receivable	89,736	-
Prepaid expenses	9,952	41,452
Total current assets	295,263	50,549
Rent deposit	7,535	7,535
Intangible assets	2,408,156	-
Total assets	$2,710,954	$58,084

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,185,763	$1,989,369
Accounts payable – related parties	1,065,882	732,484
Advances from shareholders	58,491	55,991
Settlement payable	2,194,000	-
Notes payable	45,429	292,929
Convertible notes payable, net of discounts	283,980	1,417,822
Derivative liabilities – note conversion feature	3,960,098	439,424
Total current liabilities	8,793,643	4,928,019
Long-term convertible notes payable	1,395,947	-
Total Liabilities	10,189,590	4,928,019

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, par value $0.001, 300,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.001, 280,000,000 shares authorized, 280,000,000 and 118,000,000 shares issued and outstanding, respectively	280,000	118,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 2,083,333 and 0 shares issued and outstanding, respectively	2,083	-
Common stock, par value $0.001, 5,000,000,000 shares authorized, 82,293,182 and 113,522 shares issued and outstanding, respectively	82,293	114
Additional paid-in capital	15,609,309	8,041,985
Subscriptions receivable	(163,672)	(88,000)
Accumulated deficit	(23,288,649)	(12,942,034)
Total shareholders’ deficit	(7,478,636)	(4,869,935)
Total liabilities and shareholders’ deficit	$2,710,954	$58,084

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

Revenues	$229,628	$-
Operating expenses:
General and administrative expenses	2,311,608	2,078,580
Depreciation and amortization	1,059,586	-
Total operating expenses	3,371,194	2,078,580
Loss from operations	(3,141,566)	(2,078,580)

Other expense:
Interest expense	(5,054,538)	(880,912)
Unrealized loss on derivative liability – note conversion feature	(1,439,211)	(104,824)
Loss on settlement of accounts payable	(711,300)	(289,713)
Total other expense	(7,205,049)	(1,275,449)
Net loss	$(10,346,615)	$(3,354,029)

Net loss per common share – basic and diluted	$(0.69)	$(47.61)

Weighted average number of common shares outstanding – basic and diluted	15,020,553	70,451

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statement of Shareholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at December 31, 2012	211,018,516	211,019	88,000,000	88,000	-	-	41,078	41	6,478,329	(299,019)	(9,588,005)	(3,109,635)
Cancellation of shares previously issued for acquisition of GM	(211,018,516)	(211,019)	-	-	-	-	-	-	-	211,019	-	-
Issuance of shares for acquisition of VTG technology			30,000,000	30,000	-	-	-	-	12,000	-	-	42,000
Issuance of shares in consideration for consulting services	-	-	-	-	-	-	9,187	10	222,655	-	-	222,665
Issuance of shares for convertible notes conversion	-	-	-	-	-	-	40,282	40	639,311	-	-	639,351
Issuance of shares for settlement of debt	-	-	-	-	-	-	22,978	23	689,690	-	-	689,713
Net loss	-	-	-	-	-	-	-	-	-	-	(3,354,029)	(3,354,029)
Balance at December 31,2013	-	-	118,000,000	118,000	-	-	113,522	114	8,041,985	(88,000)	(12,942,034)	(4,869,935)
Issuance of shares for acquisition of asset	-	-	-	-	2,083,333	2,083	3,555	4	73,585	(75,672)		-
Issuance of common stock for cash	-	-	-	-	-	-	333,334	332	299,668	-	-	300,000
Issuance of shares in consideration for consulting services	-	-	162,000,000	162,000	-	-	1,514,090	1,514	173,042	-	-	336,556
Issuance of shares for convertible notes conversion	-	-	-	-	-	-	66,823,712	66,824	5,806,504	-	-	5,873,328
Issuance of shares for settlement of debt	-	-	-	-	-	-	13,504,969	13,505	1,214,525	-	-	1,228,030
Net loss	-	-	-	-	-	-	-	-	-	-	(10,346,615)	(10,346,615)
Balance at December 31, 2014	-	$-	280,000,000	$280,000	2,083,333	$2,083	82,293,182	$82,293	$15,609,309	$(163,672)	$(23,288,649)	$(7,478,636)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,346,615)	$(3,354,029)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	368,056	207,665
Non-cash debt origination service fee	157,000	-
Depreciation and amortization	1,059,586	-
Amortization of debt discount	2,673,303	240,162
Non-cash interest expense related to conversion feature of notes payable	2,242,031	299,735
Unrealized loss on derivative liabilities-note conversion feature	1,439,211	104,824
Loss on settlement of accounts payable	711,300	289,713
Changes in operating assets and liabilities:
Accounts receivable	(168,128)	-
Other receivable	(89,736)	-
Prepaid expenses	-	40,520
Accounts payable and accrued liabilities	476,444	1,318,402
Accounts payable – related parties	333,398	456,926
Net cash used in operating activities	(1,144,150)	(396,082)

Cash flows from investing activities:
Rent deposit paid	-	(7,535)
Net cash used in investing activities	-	(7,535)

Cash flows from financing activities:
Proceeds from convertible notes payable	835,000	412,500
Proceeds from long-term convertible notes payable	25,000	-
Proceeds from notes payable – related parties	2,500	-
Common stock issued for cash	300,000	-
Net cash provided by financing activities	1,162,500	412,500

Net increase in cash	18,350	8,883
Cash at beginning of year	9,097	214
Cash at end of year	$27,447	$9,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$75,672	$57,000
Common stock issued for conversion of debt	$7,101,358	$1,329,064
Debt discount-derivative liability on note conversion feature	$3,641,684	$132,500
Notes issued to acquire intangible asset	$3,467,742	$-

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada corporation, formed on December 13, 2006. Elray has been providing marketing and support for online gaming operations.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $10,346,615 and utilized cash for operating activities of $1,144,150 for the year ended December 31, 2014. The Company had a working capital deficit and stockholders’ deficit of $8,498,380 and $7,478,636, respectively, at December 31, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its gambling business.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2014 and 2013, there were no allowances for doubtful accounts.

Long Lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded cost and amortized over its estimated useful life of 3 years.

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

Income Taxes

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of December 31, 2014 and 2013, potentially dilutive securities include notes convertible to 734,240,926 and 47,274 shares of the Company’s common stock. As of December 31, 2014 and 2013, potentially dilutive securities also include preferred stock convertible to 6,400 and 1,000 shares of the Company’s common stock.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recently Issued Accounting Standards

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Intellectual properties	$3,467,742	$-
Accumulated amortization	(1,059,586)	-
Total	$2,408,156	$-

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with Virtual Technology Group, LLC (“VTG”) and Gold Globe Investments Limited (“GGIL”), whereby the Company acquired from VTG and GGIL all of their know-how, intellectual property, software, documentation, designs, work products and database schemas. The purchase price for these assets consisted of a convertible note in the amount of $1.5 million payable to VTG and a second convertible note in the amount of $2.8 million payable to GGIL.

NOTE 5 – SETTLEMENT PAYABLE

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC (“Tarpon”) whereby Tarpon acquired certain notes and accounts payable against the Company in the amount of $2,656,214. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale (“Settlement Shares”). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company (“Remittance Amount”). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,214. Additionally, the Company agreed to issue a convertible note of $132,000, maturing in 6 months and convertible to the Company’s common stock at a 50% of the lowest closing bid price for the 20 days prior to the conversion. The settlement agreement was effective on January 27, 2014 when the court granted approval.

During the year ended December 31, 2014, the Company issued Tarpon 13,286,601 common shares which have been sold entirely. Net proceeds from the sale amounted to $462,214, which was remitted to the original claim holders. As of December 31, 2014, the Company has a settlement payable of $2,194,000.

NOTE 6 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2014 and 2013 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2014	December 31, 2013

C. Smith	9/18/11	8%	$-	$14,850
D. Radcliffe	9/18/11	8%	-	49,500
L. Kaswell	9/18/11	8%	-	99,000
M. Trokel	9/18/11	8%	-	49,500
Radcliffe Investment Partners I	9/18/11	8%	-	34,650
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$292,929

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. All of these notes are past due and currently in default.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. As a result, principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable.

Convertible notes payable

Convertible notes payable at December 31, 2014 and 2013 consisted of the following:

	Interest Rate	December 31, 2014	December 31, 2013

Alan Binder	10%	$-	$25,000
Rousay Holdings Ltd.	20%	-	1,290,000
JSJ Investments, Inc.	10%~12%	60,670	38,600
Asher Enterprises, Inc.	8%	-	145,000
KBM Worldwide, Inc.	8%	140,000	-
GEL Properties, LLC	8%	-	50,000
LG Capital Funding, LLC	8%	72,000	50,000
Tarpon	10%	30,475	-
WHC Capital, LLC	12%	75,000	-
Beaufort Capital Partners, LLC	12%	21,000	-
Tangiers Investment Group, LLC	0%~10%	133,000	-
Darling Capital, LLC	8%	25,000	-
Auctus Private Equity Fund, LLC	8%	40,000	-
Subtotal		597,145	1,598,600
Debt discount		(313,165)	(180,778)
Total		$283,980	$1,417,822

Alan Binder

On December 9, 2011, as a result of the Splitrock transaction, the Company assumed a $25,000 convertible note. The note was acquired by Tarpon on January 27, 2014. See Note 5.

Rousay Holdings Ltd.

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

JSJ Investments, Inc.

On January 19, 2012, the Company entered into an agreement with JSJ Investments, Inc (“JSJ”) in which JSJ agreed to loan the Company $25,000. The note was for one year and bears interest at a rate of 10% per annum. From July 19, 2012 to July 19, 2013, the note holder had the option to convert the note to common shares in the Company at a discount of 50% of the average of the preceding seven days closing price. On May 28, 2013, JSJ converted this note into 1,090 shares of common stock.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the year ended December 31, 2014, JSJ converted $27,930 of this note to 4,900 shares of common stock. There was principal of $10,670 which has not been converted.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default.

Asher Enterprises, Inc.

On June 5, 2012, the Company entered into a convertible promissory note with Asher Enterprises, Inc. (“Asher”) for $32,500. The note bears interest at 8% and matured on March 7, 2013. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 58% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the year ended December 31, 2013, the Company issued 48,692 shares of common stock for the conversion of this note in the amount of $32,500.

On July 15, 2013, the Company entered into a convertible promissory note with Asher for $37,500. The note matured on April 17, 2014. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the average lowest three closing prices during the ten trading days prior to the conversion date.

During 2013, the Company also entered into various convertible promissory notes with Asher for an aggregated amount of $107,500. These notes matured during 2014. Asher has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing prices during the ten trading days prior to the conversion date.

During the year ended December 31, 2014, the Company issued 549,828 shares of common stock for the conversion of these notes in the amount of $145,000 and accrued interest of $5,800.

KBM Worldwide, Inc.

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. for $32,500. The note matured on March 30, 2015 and was converted to the Company's common stock subsequent to December 31, 2014.

On August 12, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. for $32,500. The note matures on May 14, 2015.

On October 2, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. for $37,500. The note matures on July 7, 2015.

On November 10, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. for $37,500. The note matures on August 12, 2015.

In the event that these notes remain unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

GEL Properties, LLC

On November 11, 2013, the Company entered into a convertible promissory note with GEL Properties LLC (“GEL”) for $50,000. The principal was received and recorded on November 20, 2013. The note bears interest at 8% and matured on August 11, 2014. GEL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing prices during the ten trading days prior to the conversion date. During the year ended December 31, 2014, the Company issued 500,796 shares of common stock for the conversion of this note in the amount of $50,000 and accrued interest of $1,764.

LG Capital Funding, LLC

On November 11, 2013, the Company entered into a convertible promissory note with LG Capital Funding LLC (“LG”) for $50,000. The note matured on August 11, 2014. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 55% of the average lowest three closing bid prices during the ten trading days prior to the conversion date. During the year ended December 31, 2014, the Company issued 1,521,533 shares of common stock for the conversion of this note in the amount of $50,000 and accrued interest of $2,993.

On November 10, 2014, the Company entered into a convertible promissory note with LG for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

On November 10, 2014, the Company entered into a convertible promissory note with for $50,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $46,981 related to the exchange. During the year ended December 31, 2014, the Company issued 4,201,552 shares of common stock for the conversion of this note in the amount of $15,000 and accrued interest of $66.

Tarpon

On October 2, 2013, the Company entered into a convertible promissory note with Tarpon Bay Partners, LLC (“Tarpon”) in the amount of $25,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matured on October 2, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 30 trading days prior to the conversion date, or $0.031, whichever is less. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. During the year ended December 31, 2014, the Company issued 167,234 shares of common stock for the conversion of this note in the amount of $25,000 and accrued interest and fees of $1,660.

On February 3, 2014, the Company entered into a convertible promissory note with Tarpon in the amount of $132,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 3. The note bears interest at 10% and matured on August 3, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the year ended December 31, 2014, the Company issued 18,908,016 shares of common stock for the conversion of this note in the amount of $101,525 and accrued interest and fees of $9,866.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC (“WHC”) for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. To date, the Company has not repaid the debt and Beaufort has not exercised their conversion right.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC (“Tangiers”) for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date.

On December 3, 2014, the Company entered into a convertible promissory note with Tangiers for $45,000, which was issued in exchange for a portion of the promissory note issued to GGIL on January 23, 2014. The note matures on December 3, 2015. Tangiers has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 60% of the lowest three trading price during the ten trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $51,501 related to the exchange.

Darling Capital LLC

On November 6, 2014, the Company entered into a convertible promissory note with Darling Capital LLC (“Darling”) for $25,000. The note matures on August 6, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the lowest three trading prices during the fifteen trading days prior to the conversion date.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC (“Auctus”) for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date.

Other Various Convertible Notes

During the year ended December 31, 2014, the Company also entered into other various convertible promissory notes for an aggregate principal amount of $359,000. In 2014, the Company issued 21,652,983 shares of common stock for the conversion of these notes along with accrued interest of $12,016.

During the year ended December 31, 2013, the Company also entered into other various convertible promissory notes for an aggregate principal amount of $117,500. In 2014, the Company issued 323,226 shares of common stock for the conversion of these notes along with accrued interest of $4,700.

Long-term convertible notes payable

	Maturity Date	Interest Rate	December 31, 2014	December 31, 2013

Virtual Technology Group, Ltd	1/23/17	0%	$695,000	-
Gold Globe Investments Ltd	1/23/17	0%	$2,380,000	-
Vista Capital Investments, LLC.	4/15/16	12%	5,800	-
Subtotal			3,080,800	-
Debt discount			(1,684,853)	-
Total			$1,395,947	-

On January 23, 2014, the Company entered into a convertible promissory note with Virtual Technology Group LLC (“VTG”) for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another other exchange. During the year ended December 31, 2014, the Company issued 11,288,001 shares of common stock for the conversion of a portion of this note in the amount of $755,000. On November 10, 2014, an additional $50,000 of this note was replaced with a note issued to LG.

On January 23, 2014, the Company entered into a convertible promissory note with Gold Globe Investments Limited (“GGIL”) for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another exchange. During the year ended December 31, 2014, the Company issued 4,695,536 shares of common stock for the conversion of a portion of this note in the amount of $375,000. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers.

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC (“Vista”) for $250,000. The note has an original issuance discount of $25,000. The note matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 (“Sub-Penny”). $25,000 net proceeds was received on April 23, 2014. The remaining fund of this note has not been received. During the year ended December 31, 2014, the Company issued 3,333,333 shares of common stock for the conversion of a portion of this note in the amount of $35,000.

Debt Discount

The table below presents the changes of the debt discount during the years ended December 31, 2014 and 2013:

Amount

December 31, 2012	$8,440
Additions	412,500
Amortization	(240,162)
December 31, 2013	180,778
Additions	4,490,543
Amortization	(2,673,303)
December 31, 2014	$1,998,018

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

During the year ended December 31, 2014, the Company received a loan of $2,500 from its officer to open a new bank account.

NOTE 7 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 6 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The conversion feature of the convertible notes issued during the years ended December 31, 2014 and 2013 was valued at $5,883,688 and $87,713, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $2,242,031 and $51,934, respectively, was expensed immediately as additional interest expense.

The Company remeasured the fair value of the instruments as of December 31, 2014 and 2013, and recorded an unrealized loss of $1,439,211 and $104,824 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the derivative liability associated with the note conversion features was $3,960,098 and $439,424. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2013	December 31, 2014
Estimated market value of common stock on measurement date	$15.00	$0.006
Exercise price	$6.3~8.7	$0.0024~$0.006
Discount rate	0.10%	0.12%
Expected volatility	238%	273%
Expected dividend yield	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Amount

Fair value at December 31, 2012	$65,693
Fair value of new financial derivatives	712,237
Reclassification to equity	(443,330)
Change in fair value of derivative liabilities	104,824
Fair value at December 31, 2013	439,424
Fair value of new financial derivatives	5,883,689
Increase due to exchange	98,482
Reclassification to equity	(3,900,708)
Change in fair value of derivative liabilities	1,439,211
Fair value at December 31, 2014	$3,960,098

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2014 and 2013, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of December 31, 2014 and 2013, the Company had accounts payable of $1,007,382 and $709,984, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expenses and compensation.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2014 and 2013, the Company has a $58,500 and $22,500 payable to Jay Goodman, respectively.

NOTE 9 – EQUITY

On April 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 10:1, such that every 10 shares of common stock becomes 1 share of common stock, reducing the number of authorized shares of common stock to 112,000,000. The Company filed a certificate of amendment to effect the reverse stock split of ten-for-one on May 2, 2014.

On December 16, 2014, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 30:1, such that every 30 shares of common stock becomes 1 share of common stock, reducing the number of authorized shares of common stock to 276,333,333. The reverse stock split of thirty-for-one was effective on January 15, 2015 upon approval of shareholders holding a majority of the voting stock. On March 3, 2015, the authorized number of shares of common stock was increased to 5 billion.

All share numbers or per share information are presented given the effects of the reverse stock splits.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. Prior to a reverse split of common shares at a ratio of 100:1, the Series A Preferred Series shares are convertible at a rate of 100 common shares for each Series A Preferred Share. After the reverse stock splits, the Class A Preferred Series shares are convertible at a rate of 3.3 common shares for each Series A Preferred Share.

On May 4, 2012, the Company entered into an acquisition agreement under which the Company acquired all of the outstanding shares of Golden Match Holdings Limited (“GM”). This follows the letter of intent previously signed on March 22, 2012. Under the terms of the acquisition agreement, Elray acquired 100% of GM, an investment holding company which has a profit sharing agreement with CALI Promocao de Jogos Sociedade Unipessoal Lda., a company incorporated under the laws of the Special Administrative Region of Macau. In the agreement, the Company transferred to the principals of GM 211,018,516 shares of its Series A Preferred Stock, which on a fully diluted basis, was equal to 95% of the Company’s then outstanding shares. In accordance with the above-referenced agreement, Mr. Lao Sio I had been appointed to the Company’s Board of Directors. On July 1, 2012, the Board of Directors held a special board meeting, wherein a motion was approved to remove Mr. Lao Sio I as a director.

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

As of December 31, 2014, there are no Series A Preferred Stock outstanding.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company’s common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. After the reverse stock splits, the Series B Preferred stock is convertible at a rate of 0.00003 common stock for each Series B Preferred stock.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount. Subsequent to December 31, 2014, the Company terminated this project. The 88,000,000 shares of the Company’s Series B preferred stock were returned to the Company.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with VTG to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG. The 192,000,000 Series B Preferred stock have been recorded at their estimated market value of $43,031.

Preferred Stock – Series C

On June 20, 2014, the Company authorized the creation of 10,000,000 shares of Series C preferred stock. Prior to a reverse split of common shares at a ratio of 30:1, the Series C Preferred Series shares are convertible at a rate of 100 common shares for each Series C Preferred Share and has voting rights of 1:1 with common stock. After the reverse stock splits, the Series C preferred shares are convertible at a rate of 3.33 common shares for each Series C Preferred Share.

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company’s Series C preferred stock. Upon Golden Galaxy achieving revenues of at least $100,000 within the first 6 months of operation, the Company will issue additional 3,000,000 Series C preferred shares. On February 22, 2015, the Company received the certificate for the 25% interest in Golden Galaxy and issued 5,000,000 shares of the Company’s Series C preferred stock.

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited (“ATL”). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in a series of transactions. The Company has not received the certificate of ownership from ATL. These shares were recorded at their par value of $2,083 with a subscription receivable at the same amount.

Common Stock

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know-how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 3,555 shares of its common stock for the acquisition. The closing of this transaction is upon the Company’s satisfaction of the product and the product is currently under construction. The Company valued these shares based on the market price on the issuance date and recorded $73,589 as a subscription receivable for the shares issued.

During the year ended December 31, 2014, the Company issued 1,514,090 common shares and 162,000,000 shares of Series B preferred stock for services provided by vendors, consultants, directors and employees. These shares were valued at $336,556 based on the market price on the issuance date.

In January and June, 2014, the Company issued a total of 218,368 shares of its common stock to settle accounts payable of $153,000 to Portspot Consultants Limited, Mr. Goodman, Pancar Capital LLC, and Portspot.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 333,334 shares of common stock at a purchase price of $0.90 per share, for net proceeds of $300,000.

During the year ended December 31, 2014, the Company issued 66,823,712 shares of common stock for the conversion of notes payable and accrued interest in the amounts of $1,938,455 and $34,165, respectively.

During the year ended December 31, 2014, the Company issued Tarpon 13,286,601 shares of its common stock according to the settlement agreement discussed in Note 3. These shares were valued at $1,071,248 based on the market price on the issuance date. $462,212 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $260,679 was recorded as a loss on settlement.

During the year ended December 31, 2013, the Company issued 9,184 shares of common stock for services. These shares were valued at $264,665 based on the market price on the issuance date.

During the year ended December 31, 2013, the Company issued 40,282 shares of common stock for the conversion of notes payable and accrued interest in the amounts of $186,400 and $9,621, respectively.

During the year ended December 31, 2013, the Company issued 22,978 shares of common stock to settle accounts payable of $400,000. These shares were valued at $689,713 based on the market price on the settlement date. The Company recorded a loss of $289,713 for the settlement.

NOTE 10 – INCOME TAXES

No net provision for refundable federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. As of December 31, 2014, the Company has about $7 million unused net operating losses. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized. Additionally, as a result of the change in control in common stock transactions, the utilization of some or all of the net operating losses may be restricted as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 11 – CONCENTRATIONS

The Company’s revenues for the years ended December 31, 2014 were from three customers. As of December 31, 2014, the aggregate amount due from three customers was $257,864 which included $89,736 receivable for expenses paid on behalf of one customer.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement expired on December 31, 2014, but was extended to October 31, 2016. Rent is $43,456 per year and the Company paid a $7,535 security deposit.

NOTE 13 – SUBSEQUENT EVENTS

Convertible notes

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matures on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the lowest trading price on the twenty days before the date this note is executed, or 60% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower.

On January 30, 2015, the Company entered into the assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date.

Acquisition of assets

On January 7, 2015, the Company entered into an agreement to acquire 23% interest in Golden Galaxy. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company’s Series C preferred stock.

On February 22, 2015, the Company issued 5,000,000 shares of the Company’s Series C preferred stock in consideration for the 25% interests in Golden Galaxy.

Increase of authorized number of shares of common stock

On March 3, 2015, the authorized number of shares of common stock was increased to 5 billion.

Conversion of debt

Subsequent to December 31, 2014, the Company issued 1,338,716,996 shares of common stock for the conversion of various convertible notes as follows:

Note holder	Shares Issued	Principal Converted	Accrued Interest Converted
Tangiers	299,747,387	$39,763	$-
LG	67,522,347	22,500	330
KBM	438,673,612	61,920	1,300
GGIL	17,278,579	56,000	-
VTG	18,133,038	71,000	-
JSJ	123,640,766	21,164	-
GSM	88,067,396	10,572	-
Tarpon	204,853,871	27,269	4,810
Beaufort	80,800,000	4,040	-
Total	1,338,716,996	$314,228	$6,440

Subsequent to December 31, 2014, the Company also issued 36,052,000 shares of common stock pursuant to a settlement agreement. See Note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2014 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2014:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position
Anthony Brian Goodman	56	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Michael Silverman	70	Director
Roy Sugarman	60	Director

Biographical Information of Directors and Officers

Brian Goodman: Mr. Goodman was appointed as President, Chief Executive Officer, Chief Financial Officer and Director on February 23, 2011. He has over 20 years of senior management and business development experience with technology and the internet gaming industry. Mr. Goodman’s online gaming experience in start-up casino and poker operations includes the use of leading gaming software platforms such as Boss Media, Playtech Ltd, and Real Time Gaming. He has in depth knowledge and understanding of the statistical workings and configurations of online games and loyalty systems and has established an international reputation for his expertise, has a wide network of key relationships, and is well known and respected in the online gaming world. Mr. Goodman was appointed as secretary on December 31, 2014.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)

Anthony B. Goodman	2014	258,000	-	-	-	-	-	-	258,000
President, Director, Chief Financial Officer	2013	249,000	-	-	-	-	-	-	249,000

Dr. Roy Sugarman	2014	-	-	15,000	-	-	-	-	15,000
	2013	-	-	21,700	-	-	-	-	21,700

Michael Silverman	2014	-	-	15,000	-	-	-	-	15,000
	2013	-	-	21,700	-	-	-	-	21,700

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

The following summarizes amounts earned by each Director in the fiscal year ended December 31, 2014.

On June 24, 2014, the Company issued 33,333 shares of common stock valued at $15,000, based on the stock price of grant date, each to Mr. Silverman and Dr. Sugarman for services provided.

Mr. Goodman earned a salary of $21,500 per month The salary has been accrued until such time as the Company has adequate cash resources to pay the outstanding amount.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended December 31, 2014 and 2013.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2014 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)

Common Stock	Brian Goodman	Director (2)	118,582	0.14%
Common Stock	Michael Silverman	Director	34,868	0.04%
Common Stock	Dr. Roy Sugarman	Director	34,868	0.04%
Total			188,318	0.22%

(1)

Applicable percentage of ownership is based on 82,293,182 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2014. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2014 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 5,141 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 17,485 shares owned by family members residing with Mr. Goodman.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, when the loan becomes payable. As of December 31, 2014 and 2013, loans from Elmside were $55,991 and $55,991, respectively.

As of December 31, 2014 and 2013, the Company had accounts payable of $1,007,382 and $709,984 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2014, the Company has a $58,500 payable to Jay Goodman.

Promoters and control persons

The issued and outstanding shares of the common stock of Elray were 82,293,182 shares at December 31, 2014.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2014	2013
Audit Fees
GBH CPAs, PC	$45,000	$33,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

ELRAY RESOURCES, INC.

Date: April 2, 2015	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	Director	April 2, 2015

/s/ Michael Silverman
Michael Silverman	Director	April 2, 2015

/s/ Roy Sugarman
Roy Sugarman	Director	April 2, 2015

