Form 10-Q
period 2015-03-31
ELRAY RESOURCES, INC.
filed 2015-05-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 1,777,386,224 shares of common stock issued and outstanding as of May 8, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$41,213	$27,447
Accounts receivable	163,052	168,128
Other receivable	89,736	89,736
Prepaid expenses	14,952	9,952
Total current assents	308,953	295,263
Rent deposit	7,535	7,535
Intangible assets	2,119,179	2,408,156
Total assets	$2,435,667	$2,710,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,249,720	$1,185,763
Accounts payable – related parties	1,218,269	1,065,882
Advances from shareholders	58,491	58,491
Settlement payable	2,181,066	2,194,000
Notes payable	45,429	45,429
Convertible notes payable, net of discounts	382,030	283,980
Derivative liabilities - note conversion feature	3,664,660	3,960,098
Total current liabilities	8,799,665	8,793,643
Long-term convertible notes payable	1,447,018	1,395,947
Total liabilities	10,246,683	10,189,590

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, issued and outstanding	280,000	280,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 2,083,333 shares issued and outstanding	2,083	2,083
Common stock, par value $0.001, 5,000,000,000 shares authorized, 1,457,062,185 and 82,293,182 shares issued and outstanding, respectively	1,457,062	82,293
Additional paid-in capital	15,182,147	15,609,309
Subscriptions receivable	(163,672)	(163,672)
Accumulated deficit	(24,568,636)	(23,288,649)
Total shareholders' deficit	(7,811,016)	(7,478,636)
Total liabilities and shareholders' deficit	$2,435,667	$2,710,954

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$130,704	$30,000
Operating expenses:
General and administrative expenses	361,186	632,314
Amortization of intangible assets	288,977	192,652
Total operating expenses	650,163	824,966
Loss from operations	(519,459)	(794,966)

Other income (expense):
Interest expense	(524,478)	(2,135,259)
Gain (loss) on derivative liabilities	(145,376)	1,329
Loss on settlement of accounts and notes payable	(90,674)	(252,405)
Total other income (expense)	(760,528)	(2,386,335)

Net loss	$(1,279,987)	$(3,181,301)

Net loss per common share - basic and diluted	$(0.00)	$(240.00)

Weighted average number of common shares outstanding - basic and diluted	543,487,502	13,236

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,279,987)	$(3,181,301)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	6,150	74,500
Non-cash debt origination service fees	-	132,000
Amortization of intangible assets	288,977	192,652
Amortization of debt discount	461,265	368,872
Non-cash interest expense related to conversion feature of notes payable	42,743	1,681,578
(Gain) loss on derivative liabilities	145,376	(1,329)
Loss on settlement of accounts payable	90,671	252,405
Changes in operating assets and liabilities:
Accounts receivable	5,078	-
Prepaid expenses	(5,000)	(15,000)
Accounts payable and accrued liabilities	66,106	215,657
Accounts payable – related parties	152,387	169,469
Net cash used in operating activities	(26,234)	(110,497)

Cash flows from financing activities:
Proceeds from convertible notes payable	40,000	152,000
Proceeds from notes payable - related parties	-	2,500
Net cash provided by financing activities	40,000	154,500

Net increase in cash	13,766	44,003
Cash at beginning of period	27,447	9,097
Cash at end of period	$41,213	$53,100

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$903,589	$321,559
Debt discount-fair value of derivative liabilities on note conversion feature	$40,000	$2,787,484
Note issued to acquire intangible	$-	$3,467,742
Note issued for service fees	$-	$132,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Elray Resources, Inc. ("Elray" or the "Company"), a Nevada Company formed on December 13, 2006, has been providing marketing and support for online gaming operations.

The accompanying unaudited interim consolidated financial statements of Elray have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2014 on Form 10-K filed on April 2, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2014 have been omitted.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The

Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2015 and December 31, 2014, there were no allowances for doubtful accounts.

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded cost and amortized over estimated useful life of 3 years.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black- Scholes-Merton option pricing model. Changes in fair value are recorded in the statement of operations.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of March 31, 2015 and 2014, potentially dilutive securities include notes convertible to 408,795,189 and 755,173 shares of the Company’s common stock. As of March 31, 2015 and 2014, potentially dilutive securities also include preferred stock convertible to 6,945,899 shares of the Company’s common stock.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Accounting Pronouncements

In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts (“ASU 2015-03”). The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Elray’s management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,279,987 and utilized cash for operating activities of $26,234 for the three months ended March 31, 2015. The Company had a working capital deficit and stockholders’ deficit of $8,490,712 and $7,811,016, respectively, at March 31, 2015. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Intellectual properties	$3,467,742	$3,467,742
Accumulated amortization	(1,348,563)	(1,059,586)
Total	$2,119,179	$2,408,156

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

NOTE 4 – SETTLEMENT PAYABLE

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

During the three months ended March 31, 2015, the Company issued Tarpon 36,052,000 common shares which have been sold entirely. Net proceeds from the sale amounted to $12,933 was not yet allocated among the claim holders. As of March 31, 2015, the Company has settlement payable of $2,181,066.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2015 and December 31, 2014 consisted of the following:

	Final Maturity	Interest Rate	March 31, 2015	December 31, 2014
Morchester International Limited	7/14/12	15%	$35,429	$35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$45,429

All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, at March 31, 2015 and December 31, 2014, consisted of the following:

	Interest Rate	March 31, 2015	December 31, 2014

JSJ Investments, Inc.	10%-12%	$139,506	$60,670
KBM Worldwide, Inc.	8%	78,080	140,000
LG Capital Funding, LLC	8%	49,500	72,000
Tarpon	10%	5,290	30,475
WHC Capital, LLC	12%	75,000	75,000
Beaufort Capital Partners, LLC	12%	16,960	21,000
Tangiers Investment Group, LLC	0%-10%	93,237	133,000
Darling Capital, LLC	8%	25,000	25,000
GSM Fund Management, LLC	12%	51,928	-
Auctus Private Equity Fund, LLC	8%	40,000	40,000
Subtotal		574,501	597,145
Debt discount		(192,471)	(313,165)
Total		$382,030	$283,980

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. There was principal of $10,670 which has not been converted.

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

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matures on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. During the three months ended March 31, 2015, JSJ converted $21,164 of its note to 123,640,766 shares of common stock.

KBM Worldwide, Inc.

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (“KBM”) for $32,500. The note matures on March 30, 2015. During the three months ended March 31, 2015, the Company issued 44,358,333 shares of common stock for the conversion of the note in the amount of $32,500 and accrued interest of $1,300.

On August 12, 2014, the Company entered into a convertible promissory note with KBM for $32,500. The note matures on May 14, 2015. During the three months ended March 31, 2015, KBM converted $29,420 of this note to 394,315,277 shares of common stock.

On October 2, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on July 7, 2015.

On November 10, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on August 12, 2015.

In the event that these notes remain unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC (“LG”) for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date.

On November 10, 2014, the Company entered into a convertible promissory note with for $50,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the three months ended March 31, 2015, the Company issued 67,522,347 shares of common stock for the conversion of this note in the amount of $22,500 and accrued interest of $330.

Tarpon

On February 3, 2014, the Company entered into a convertible promissory note with Tarpon in the amount of $132,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 4. The note bears interest at 10% and matured on August 3, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the three months ended March 31, 2015, the Company issued 204,853,880 shares of common stock for the conversion of this note in the amount of $25,185 and accrued interest and fees of $6,669.

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

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. During the three months ended March 31, 2015, the Company issued 80,800,000 shares of common stock for the conversion of this note in the amount of $4,040.

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

On December 3, 2014, the Company entered into a convertible promissory note with Tangiers for $45,000, which was issued in exchange for a portion of the promissory note issued to GGIL on January 23, 2014. The note matures on December 3, 2015. Tangiers has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 60% of the lowest three trading price during the ten trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $51,501 related to the exchange. During the three months ended March 31, 2015, the Company issued 299,747,387 shares of common stock for the conversion of this note in the amount of $39,763.

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

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the three months ended March 31, 2015, the Company issued 88,067,396 shares of common stock for the conversion of this note in the amount of $10,572.

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

Long-term convertible notes payable

	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014

Virtual Technology Group, Ltd	1/23/17	0%	$501,500	$695,000
Gold Globe Investments Ltd	1/23/17	0%	2,324,000	2,380,000
Vista Capital Investments, LLC.	4/15/16	12%	5,800	5,800
Subtotal			2,831,300	3,080,800
Debt discount			(1,384,282)	(1,684,853)
Total			$1,447,018	$1,395,947

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20 and January 30, 2015, $60,000 and $62,500 of this note were replaced with notes issued to JSJ and GSM. During the three months ended March 31, 2015, the Company issued 18,133,038 shares of common stock for the conversion of $71,000 of this note.

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. During the three months ended March 31, 2015, the Company issued 17,278,579 shares of common stock for the conversion of $56,000 of this note.

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

Debt Discount

The table below presents the changes of the debt discount during the three months ended March 31, 2015:

Amount

December 31, 2014	$1,998,018
Additions	40,000
Amortization	(461,265)
March 31, 2015	$1,576,753

Advances from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default. As of March 31, 2015 and December 31, 2014, the Company also has $2,500 advances from its chief executive officer.

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

The Company remeasured the fair value of the instrument as of March 31, 2015, and recorded an unrealized loss of $145,376 for the three months ended March 31, 2015. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2014	Various Issuance Date in 2015	March 31, 2015
Stock price on measurement date	$0.006	$0.0001-$0.009	$0.0001
Exercise price	$0.0024-$0.006	$0.00004-$0.004429	$0.00004-$0.0001
Discount rate	0.12%	0.07%-0.14%	0.14%
Expected volatility	273%	273%	307%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2014	$3,960,098
Fair value of new financial derivatives	82,743
Increase due to exchange	52,805
Reclassification to equity	(576,362)
Change in fair value of derivative liabilities	145,376
Fair value at March 31, 2015	$3,664,660

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

Commitments and Contingencies

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid a $7,535 security deposit. The lease is subsequently renewed and extended to October 31, 2016 with rent of $43,456 per year.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2015 and December 31, 2014, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of March 31, 2015 and December 31, 2014, the Company had accounts payable of $1,150,769 and $1,007,382, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense and compensation. As of March 31, 2015 and December 31, 2014, the Company also had $2,500 advance from its chief executive officer.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of March 31, 2015 and December 31, 2014, the Company has a $67,500 and $58,500 payable to Jay Goodman, respectively.

NOTE 9 – EQUITY

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

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company’s common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. After a series of reverse stock splits, the Series B Preferred stock is convertible at a rate of 0.00003 common stock for each Series B Preferred stock.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. On completion of the due diligence to the satisfaction of the Company, Maxwell Newbould will be granted a seat on the Board of Directors of the Company and an additional 20,000,000 Series B Preferred Shares. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount. Subsequent to December 31, 2014, the Company decided not to pursue this project. The 88,000,000 shares of the Company’s Series B preferred stock will be returned to the Company.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with VTG to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG. The 192,000,000 Series B Preferred stock have been recorded at their estimated market value of $43,031

Preferred Stock – Series C

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company is entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company’s Series C preferred stock. Upon Golden Galaxy achieving revenues of at least $100,000 within the first 6 months of operation, the Company will issue additional 3,000,000 Series C preferred shares. On February 22, 2015, the Company received the certificate for the 25% interest in Golden Galaxy and issued 5,000,000 shares of the Company’s Series C preferred stock. The closing of the transaction to acquire Golden Galaxy’s 25% interest is dependent upon the result of the Company’s due diligence procedures that is expected to be finished within year 2015.

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

Common Stock

During the three months ended March 31, 2015, the Company issued 1,279,264,908 shares of common stock for the conversion of various convertible notes as follows: (see Note 5)

Note holder	Shares Issued	Principal Converted	Accrued Interest Converted
JSJ	123,640,766	$21,164	$-
KBM	438,673,610	61,920	1,300
LG	67,522,347	22,500	330
Tarpon	145,401,785	25,185	519
Beaufort	80,800,000	4,040	-
Tangiers	299,747,387	39,763	-
GSM	88,067,396	10,572	-
VTG	18,133,038	71,000	-
GGIL	17,278,579	56,000	-
Total	1,279,264,908	$312,144	$2,149

During the three months ended March 31, 2015, the Company also issued 59,452,095 shares of common stock for $6,150 attorney fees in connection with note converted by Tarpon.

During the three months ended March 31, 2015, the Company issued Tarpon 36,052,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 4. The shares were valued at $50,802 based on the market price on the issuance date. $12,933 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $37,869 was recorded as a loss on debt extinguishment.

NOTE 10 – CONCERNTRATION

The Company’s revenues for the the months ended March 31, 2015 were from four customers. As of March 31, 2015, the aggregate amount due from these three customers was $252,788 which included $89,736 receivable for expenses paid on behalf of one customer.

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2015, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock, reducing the number of authorized shares of common stock to 50,000,000. The reverse stock split of one hundred-to-one is waiting on the approval of the authority.

Subsequent to March 31, 2015, the Company issued 109,500,000 common shares to KBM for conversion of $3,080 note principal and $1,300 accrued interest, 84,476,209 common shares to WHC for conversion of $42 note principal and 126,347,830 shares to Tarpon for $5,110 principal and $1,073 accrued interest and legal fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited (“UTI”). The Company would assist in the marketing and support of UTI's online casino for a twelve-month term for $250,000, with a provision to provide additional services as UTI expands their gaming portfolio. The consultancy service was not started until January 2014. This agreement not only brings operating revenue to the company, but also solidifies the expertise in the online gaming market, and assists in positioning the company with respect to being a premier turnkey service provider for both the online and mobile gaming sector.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Revenues

We generated $130,704 revenues during the three months ended March 31, 2015 compared to $30,000 for the three months ended March 31, 2014. Revenues for the three months ended March 31, 2015 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites. The increase of the revenue was mainly due to the increase of fees charged to an existing client and certain one-time consulting projects during the three months ended March 31, 2015.

Operating Expenses

During the three months ended March 31, 2015 and 2014, general and administrative expenses were $361,185 and $632,314, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting fees, commission incurred and legal fees. Consulting fees were $251,489 and $317,440 for the three months ended March 31, 2015 and 2014, respectively. Commission incurred was $0 and $132,000 for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, depreciation and amortization expense was $288,977 and $192,652, respectively. The increase was due to the amortization of intangible assets acquired in 2014.

Interest Expenses

During the three months ended March 31, 2015 and 2014, interest expense was $524,478 and $2,135,259, respectively. The decrease of interest expense was mainly due to the decrease of interest expense occurred on issuance of convertible debt during the three months ended March 31, 2015.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $145,376 for the three months ended March 31, 2015 compared to unrealized gain of $1,329 for the three months ended March 31, 2014. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on extinguishment of debt

Loss on settlement of extinguishment of debt was $90,674 for the three months ended March 31, 2015 and $252,405 for the three months ended March 31, 2013. The loss was mainly related to the shares issued to Tarpon for to settle certain notes payable and accounts payable.

Net Loss

We incurred net losses of $1,279,987 and $3,181,301 for the three months ended March 31, 2015 and 2014, respectively. The increase of net loss in 2014 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended March 31, 2015 was $26,234 compared to $110,497 for the three months ended March 31, 2014. The decrease in cash used in operations was primarily attributable to less payments made for professional and consulting fees during the three months ended March 31, 2015.

Our cash provided by financing activities for the three months ended March 31, 2015 was $40,000 compared to $154,500 for the three months ended March 31, 2014. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company issued 1,279,264,908 shares of common stock for the conversion of notes in the amount of $314,293 and issued 59,452,095 shares of common stock for attorney fees related to note conversions.

Subsequent to March 31, 2015, the Company issued 109,500,000 common shares to KBM for conversion of $3,080 note principal and $1,300 accrued interest, 84,476,209 common shares to WHC for conversion of $42 note principal and 126,347,830 shares to Tarpon for $5,110 principal and $1,073 accrued interest and legal fees.

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

ELRAY RESOURCES, INC.

Date: May 15, 2015	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

