Form 10-Q
period 2015-06-30
ELRAY RESOURCES, INC.
filed 2015-08-19
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 1,618,579,939 shares of common stock issued and outstanding as of August 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$36,921	$27,447
Accounts receivable	266,925	168,128
Other receivable	89,736	89,736
Prepaid expenses	14,952	9,952
Total current assents	408,534	295,263
Rent deposit	7,535	7,535
Other assets	5,000	-
Intangible assets, net of accumulated amortization	1,830,200	2,408,156
Total assets	$2,251,269	$2,710,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,339,514	$1,185,763
Accounts payable – related parties	1,018,909	1,065,882
Advances from shareholders	58,491	58,491
Settlement payable	2,175,196	2,194,000
Notes payable	45,429	45,429
Convertible notes payable, net of discounts	2,073,635	1,679,927
Derivative liabilities - note conversion feature	3,366,573	3,960,098
Total liabilities	10,077,747	10,189,590

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 192,000,000 and 280,000,000 shares authorized, issued and outstanding, respectively	192,000	280,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	2,083
Common stock, par value $0.001, 3,000,000,000 shares authorized, 552,910,513 and 822,932 shares issued and outstanding, respectively	552,910	82,293
Additional paid-in capital	16,443,871	15,609,309
Subscriptions receivable	(75,672)	(163,672)
Accumulated deficit	(24,946,670)	(23,288,649)
Total shareholders' deficit	(7,826,478)	(7,478,636)
Total liabilities and shareholders' deficit	$2,251,269	$2,710,954

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$483,372	$45,000	$614,076	$75,000
Operating expenses:

General and administrative	365,822	698,757	727,008	1,331,071
Amortization	288,979	288,978	577,956	481,630
Total operating expenses	654,801	987,735	1,304,964	1,812,701
Loss from operations	(171,429)	(942,735)	(690,888)	(1,737,701)

Other income (expense):
Interest expense	(335,402)	(644,337)	(859,880)	(2,779,596)
Gain on change in fair value of derivative liabilities	170,640	86,764	25,264	88,093
Loss on settlement of accounts payable and notes payable	(41,843)	(10,073)	(132,517)	(262,478)
Total other income (expense)	(206,605)	(567,646)	(967,133)	(2,953,981)
Net loss	$(378,034)	$(1,510,381)	$(1,658,021)	$(4,691,682)

Net loss per common share - basic and diluted	$(0.00)	(473.18)	$(0.03)	$(2,066.82)

Weighted average number of common shares outstanding - basic and diluted	88,897,055	3,192	47,829,094	2,270

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,658,021)	$(4,691,682)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	17,094	306,375
Non-cash debt origination service fees	-	157,000
Amortization	577,956	481,630
Amortization of debt discount	782,959	883,384
Non-cash interest expense related to conversion feature of notes payable	42,745	1,795,095
Gain on change in fair value of derivative liabilities	(25,264)	(88,093)
Loss on settlement of accounts payable and notes payable	132,517	262,478
Changes in operating assets and liabilities:
Accounts receivable	(98,797)	(71,425)
Prepaid expenses	(5,000)	6,000
Accounts payable and accrued liabilities	160,258	398,686
Accounts payable – related parties	43,027	201,618
Net cash used in operating activities	(30,526)	(358,934)

Cash flows from financing activities:
Proceeds from convertible notes payable	40,000	297,000
Proceeds from notes payable - related parties	-	2,500
Common stock issued for cash	-	150,000
Net cash provided by financing activities	40,000	449,500

Net increase in cash	9,474	90,566
Cash at beginning of period	27,447	9,097
Cash at end of period	$36,921	$99,663

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$1,236,586	$805,773
Common stock issued to acquire other asset	$5,000	-
Debt discount-fair value of derivative liabilities on notes payable conversion feature	$40,000	$3,089,484
Note issued to acquire intangible	$-	$3,467,742
Note issued for service fees	$-	$132,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2015 and December 31, 2014, there were no allowances for doubtful accounts.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of June 30, 2015 and 2014, potentially dilutive securities include notes convertible to 39,544,318,889 and 151,433 shares, respectively, of the Company’s common stock. As of June 30, 2015 and 2014, potentially dilutive securities also include preferred stock convertible to 2,363 shares of the Company’s common stock.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $1,658,021 and utilized cash for operating activities of $30,526 for the six months ended June 30, 2015. The Company had a working capital deficit and stockholders’ deficit of $9,669,213 and $7,826,478, respectively, at June 30, 2015. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Intellectual properties	$3,467,742	$3,467,742
Accumulated amortization	(1,637,542)	(1,059,586)
Total	$1,830,200	$2,408,156

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

During the six months ended June 30, 2015, the Company issued Tarpon 85,799,520 common shares which have been sold entirely. Net proceeds from the sale amounted to $5,868 was not yet allocated among the claim holders. As of June 30, 2015, the Company has settlement payable of $2,175,196.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at June 30, 2015 and December 31, 2014 consisted of the following:

	Final Maturity	Interest Rate	June 30, 2015	December 31, 2014

Morchester International Limited	7/14/12	15%	$35,429	$35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$45,429

All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, at June 30, 2015 and December 31, 2014, consisted of the following:

	Interest Rate	June 30, 2015	December 31, 2014

JSJ Investments, Inc.	10%~12%	$135,065	$60,670
KBM Worldwide, Inc.	8%	57,190	140,000
LG Capital Funding, LLC	8%	37,000	72,000
Tarpon	10%	-	30,475
WHC Capital, LLC	12%	74,958	75,000
Beaufort Capital Partners, LLC	12%	16,960	21,000
Tangiers Investment Group, LLC	0%~10%	85,270	133,000
Darling Capital, LLC	8%	-	25,000
GSM Fund Management, LLC	12%	50,951	-
Auctus Private Equity Fund, LLC	8%	40,000	40,000
Microcap Equity Group, LLC	10%	20,000	-
Virtual Technology Group, Ltd	0%	481,500	695,000
Gold Globe Investments Ltd	0%	2,324,000	2,380,000
Vista Capital Investments, LLC.	12%	5,800	5,800
Subtotal		3,328,694	3,677,945
Debt discount		(1,255,059)	(1,998,018)
Total		$2,073,635	$1,679,927

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of June 30, 2015, the remaining principal of $10,670  has not been converted.

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

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. During the six months ended June 30, 2015, JSJ converted $25,605 of its note to 27,590,812 shares of common stock.

KBM Worldwide, Inc.

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. (“KBM”) for $32,500. The note matures on March 30, 2015. During the six months ended June 30, 2015, the Company issued 443,583 shares of common stock for the conversion of the entire note and accrued interest of $1,300.

On August 12, 2014, the Company entered into a convertible promissory note with KBM for $32,500. The note matures on May 14, 2015. During the six months ended June 30, 2015, the Company issued 5,038,153 shares of common stock for the conversion of the note in the amount of $32,500 and accrued interest of $1,300.

On October 2, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on July 7, 2015. During the six months ended June 30, 2015, KBM converted $17,810 of this note to 103,866,845 shares of common stock.

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

On November 10, 2014, the Company entered into a convertible promissory note with for $50,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the six months ended June 30, 2015, the Company issued 54,696,108 shares of common stock for the conversion of this note in the amount of $35,000 and accrued interest of $909.

Tarpon

On February 3, 2014, the Company entered into a convertible promissory note with Tarpon in the amount of $132,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 4. The note bears interest at 10% and matured on August 3, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the six months ended June 30, 2015, the Company issued 3,311,996 shares of common stock for the conversion of this note in the amount of $30,475 and accrued interest and fees of $7,742.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC (“WHC”) for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. During the six months ended June 30, 2015, WHC converted $42 of this note to 844,762 shares of common stock.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. During the six months ended June 30, 2015, the Company issued 808,000 shares of common stock for the conversion of this note in the amount of $4,040.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC (“Tangiers”) for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the six months ended June 30, 2015, the Company issued 22,750,000 shares of common stock for the conversion of this note in the amount of $2,730.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date.

On December 3, 2014, the Company entered into a convertible promissory note with Tangiers for $45,000, which was issued in exchange for a portion of the promissory note issued to GGIL on January 23, 2014. The note matures on December 3, 2015. Tangiers has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest three trading price during the ten trading days prior to the conversion date. During the six months ended June 30, 2015, the Company issued 34,736,868 shares of common stock for the conversion of this note in the amount of $45,000.

Darling Capital LLC

On November 6, 2014, the Company entered into a convertible promissory note with Darling Capital LLC (“Darling”) for $25,000. The note matures on August 6, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the lowest three trading prices during the fifteen trading days prior to the conversion date. During the six months ended June 30, 2015, the Company issued 95,115,311 shares of common stock for the conversion of this note in the amount of $25,000 and accrued interest and fees of $11,245.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the six months ended June 30, 2015, the Company issued 4,544,144 shares of common stock for the conversion of this note in the amount of $11,549.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC (“Auctus”) for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. During the six months ended June 30, 2015, the Company issued 3,622,827 shares of common stock for the conversion of accrued interest in the amount of $1,261.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matures on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange.

Virtual Technology Group, Ltd

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. During the six months ended June 30, 2015, the Company issued 181,330 shares of common stock for the conversion of $71,000 of this note.

Gold Globe Investments Ltd

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. During the six months ended June 30, 2015, the Company issued 172,786 shares of common stock for the conversion of $56,000 of this note.

Vista Capital Investments, LLC.

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

Debt Discount

The table below presents the changes of the debt discount during the six months ended June 30, 2015:

Amount

December 31, 2014	$1,998,018
Additions	40,000
Amortization	(782,959)
June 30, 2015	$1,255,059

Advances from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default. As of June 30, 2015 and December 31, 2014, the Company also has $2,500 advances from its chief executive officer.

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

The Company remeasured the fair value of the instrument as of June 30, 2015, and recorded an unrealized gain of $25,271 for the six months ended June 30, 2015. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2014	Various Issuance Date in 2015	June 30, 2015
Stock price on measurement date	$0.6	$0.05~0.15	$0.0001
Exercise price	$0.24~$0.6	$0.0002~$0.008	$0.00004~$0.0001
Discount rate	0.12%	0.07%~0.14%	0.14%
Expected volatility	273%	273%	285%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2014	$3,960,098
Fair value of new financial derivatives	82,745
Increase due to exchange	81,018
Reclassification to equity	(732,024)
Change in fair value of derivative liabilities	(25,264)
Fair value at June 30, 2015	$3,366,573

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Commitments and Contingencies

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement terminates on December 31, 2014 with an option to renew for another year. Rent is $30,000 per year and the Company paid a $7,535 security deposit. The lease is currently on a month-to-month basis.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2015 and December 31, 2014, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of June 30, 2015 and December 31, 2014, the Company had accounts payable of $942,409 and $1,007,382, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense and compensation. As of June 30, 2015 and December 31, 2014, the Company also had $2,500 advance from its chief executive officer.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of June 30, 2015 and December 31, 2014, the Company has a $76,500 and $58,500 payable to Jay Goodman, respectively.

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

On April 2, 2015, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock. The reverse stock split of one hundred-for-one was effective on May 18, 2015 upon approval of shareholders holding a majority of the voting stock. On May 26, 2015, the authorized number of shares of common stock was increased to 3 billion.

All share numbers or per share information are presented given the effects of the reverse stock splits.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company’s common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. After a series of reverse stock splits, the Series B Preferred stock is convertible at a rate of 0.0000003 common stock for each Series B Preferred stock.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company’s Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount as of December 31, 2014. Subsequent to December 31, 2014, the Company terminated this project. The 88,000,000 shares of the Company’s Series B preferred stock was returned to the Company.

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

Preferred Stock – Series C

On June 20, 2014, the Company authorized the creation of 10,000,000 shares of Series C preferred stock. The Series C Preferred Series shares were initially convertible at a rate of 100 common shares for each Series C Preferred Share and has voting rights of 1:1 with common stock. After a series of reverse stock splits, the Series C preferred shares are convertible at a rate of 0.0333 common shares for each Series C Preferred Share.

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company is entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company’s Series C preferred stock in June 2015. The Company recorded $5,000 of other asset related to the issuance.

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

Common Stock

On June 15, 2015, the Company issued 108,564,536 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

During the six months ended June 30, 2015, the Company issued 357,723,525 shares of common stock for the conversion of various convertible notes as follows: (see Note 5)

Note holder	Shares Issued	Principal Converted	Accrued Interest Converted	Issuance for conversion fees
JSJ	27,590,812	$25,605	$-	$-
KBM	109,348,581	82,810	2,600	-
LG	54,696,108	35,000	909	-
Tarpon	3,311,996	30,475	567	7,175
Beaufort	808,000	4,040	-	-
Tangiers	57,486,868	47,730	-	-
GSM	4,544,144	11,549	-	-
Darling	95,115,311	25,000	1,170	9,919
Auctus	3,622,827	1,261	-	-
WHC	844,762	42	-	-
VTG	181,330	71,000	-	-
GGIL	172,786	56,000	-	-
Total	357,723,525	$390,512	$5,246	17,094

During the six months ended June 30, 2015, the Company issued Tarpon 85,799,520 common shares according to the settlement agreement discussed in Note 4. The shares were valued at $70,303 based on the market price on the issuance date. $18,804 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $51,499 was recorded as a loss on debt extinguishment.

NOTE 10 – CONCERNTRATION

The Company’s revenues for the six months ended June 30, 2015 were from four customers. As of June 30, 2015, the aggregate amount due from these four customers was $356,661 which included $89,736 receivable for expenses paid on behalf of one customer.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company issued 876,111,426 common shares to various note holders for conversion of $38,012 note principal and $382 accrued interest. Subsequent to June 30, 2015, the Company also issued 189,558,000 shares to Tarpon for settlement of payables.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

Elray Resources, Inc. (“Elray” or “Company”) was incorporated in Nevada on December 13, 2006.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company, as consideration for the issuance of 197 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 197 shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock (Share number adjusted for Reverse Stock Split). In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement (“Amended Splitrock Agreement”) which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, the Company has issued 197 shares to the shareholders of Splitrock as full consideration therefore.

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

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited (“UTI”). The Company would assist in the marketing and support of UTI's online gaming business for a twelve-month term, with a provision to provide additional services as UTI expands their gaming portfolio. On April 1, 2015, the Company agreed with UTI to set aside this existing agreement and entered into a new agreement. The new agreement is based on the usage of the new technology and services by the Company to UTI rather than a fixed monthly fee. The management supported the new agreement as it is beneficial to the Company in many respects. This new agreement will result in larger revenues to the Company and allow the Company to build on its resources whilst generating additional revenues. The new agreement has already generated substantially higher revenues for the Company and solidified the relationship with UTI. The new agreement and resultant increased resources is further strengthening the Company's positioning with respect to being a premier turnkey service provider for online gaming.

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

On April 2, 2015, the Company’s Board of Directors approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock. The reverse stock split of one hundred-for-one was effective on May 18, 2015 upon approval of shareholders holding a majority of the voting stock.

All share number or per share information presented gives effect to the reverse stock splits.

Plan of Operation

Elray is now focused on providing unique IP and Technology to support online gaming operators. In terms of this offering and in addition to its own IP, Elray also utilizes software provided by third party vendors. These third party vendors provide gaming content, CRM systems and certain skilled resources. Elray’s offerings provide increased productivity, competitive advantages and increased customer loyalty.

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

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenues

We generated $483,372 revenues during the three months ended June 30, 2015 compared to $45,000 for the three months ended June 30, 2014. Revenues for the three months ended June 30, 2015 was related to the management of a casino’s back-office, marketing of a casino and maintenance of a casino’s websites. The increase of the revenue was mainly due to the increase of consulting fees charged to an existing clients and certain one-time consulting projects during the three months ended June 30, 2015.

Operating Expenses

During the three months ended June 30, 2015 and 2014, general and administrative expenses were $365,822 and $698,757, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting fees, commission. Consulting fees were $243,872 and $443,180 for the three months ended June 30, 2015 and 2014, respectively. Commission incurred was $0 and $132,000 for the three months ended June 30, 2015 and 2014, respectively.

During the three months ended June 30, 2015 and 2014, depreciation and amortization expense was consistent.

Interest Expenses

During the three months ended June 30, 2015 and 2014, interest expense was $335,402 and $644,337, respectively. The decrease of interest expense was mainly due to the decrease of interest expense occurred on issuance of convertible debt during the three months ended June 30, 2015.

Gain on Change in Fair Value of Derivative Liabilities - Note Conversion Feature

Gain on change in fair value of derivative liabilities - note conversion feature was $170,640 for the three months ended June 30, 2015 compared to gain of $86,764 for the three months ended June 30, 2014. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of extinguishment of debt was $41,843 for the three months ended June 30, 2015 and $10,073 for the three months ended March 31, 2014. The loss was mainly related to the shares issued to Tarpon to settle certain notes payable and accounts payable and loss from extinguishment of VTG notes resulting from certain exchanges.

Net Loss

We incurred net losses of $378,034 and $1,510,381 for the three months ended June 30, 2015 and 2014, respectively. The decrease of net loss in 2015 was as a result of the items discussed above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Revenues

We generated $614,076 revenues during the six months ended June 30, 2015 compared to $75,000 for the six months ended June 30, 2014. Revenues for the six months ended June 30, 2015 was related to the management of a casino's back-office, marketing of a casino and maintenance of a casino's websites.

Operating Expenses

During the six months ended June 30, 2015 and 2014, general and administrative expenses were $727,008 and $1,331,071, respectively. The decrease in general and administrative expense was primarily a result of the decrease in consulting fees, commission. Consulting fees were $495,361 and $760,620 for the six months ended June 30, 2015 and 2014, respectively. Commission incurred was $0 and $159,500 for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, depreciation and amortization expense was $577,956 and $481,630, respectively. The increase is because intangible assets were acquired during the six months ended June 30, 2014.

Interest Expense

During the six months ended June 30, 2015 and 2014, interest expense was $859,880 and $2,779,596, respectively. The decrease of interest expense was mainly due to decrease of interest expense occurred on issuance of convertible debt during the six months ended June 30, 2015.

Gain on Change in Fair Value of Derivative Liabilities - Note Conversion Feature

Gain on change in fair value of derivative liabilities - note conversion feature was $25,264 for the six months ended June 30, 2015 compared to unrealized gain of $88,093 for the six months ended June 30, 2014. The change was primarily resulted from the fluctuation of the Company's stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of accounts and notes payable was $132,517 for the six months ended June 30, 2015 and $262,478 for the six months ended June 30, 2014. The loss was mainly related to the shares issued to Tarpon to settle certain notes payable and accounts payable and loss from extinguishment of VTG notes resulting from certain exchanges.

Net Loss

We incurred net losses of $1,658,021 and $4,691,682 for the six months ended June 30, 2015 and 2014, respectively. The decrease in net loss in 2015 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended June 30, 2015 was $30,526 compared to $358,934 for the six months ended June 30, 2014. The decrease in cash used in operations was primarily attributable to less payments made for professional and consulting fees during the six months ended June 30, 2015.

Our cash provided by financing activities for the six months ended June 30, 2015 was $40,000 compared to $449,500 for the six months ended June 30, 2014. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable. Additionally, cash received from common stock issuance was $0 and $150,000, respectively, for the six months ended June 30, 2015 and 2014.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2015, the Company issued 108,564,536 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

During the six months ended June 30, 2015, the Company issued 357,723,525 shares of common stock for conversions of notes payable and service fees associated with the conversion.

During the six months ended June 30, 2015, the Company issued Tarpon 85,799,520 shares of its common stock according to the settlement agreement discussed in Note 4 to the consolidated financial statements.

Subsequent to June 30, 2015, the Company issued 152,750,000 common shares to KBM for conversion of $6,110 note principal, 35,445,165 common shares to JSJ for conversion of $1,772 note principal and 136,012,400 shares to LG for $7,495 principal and $382 accrued interest. Subsequent to June 30, 2015, the Company also issued 71,613,000 shares to Tarpon for settlement payable.

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

ELRAY RESOURCES, INC.

Date: August 19, 2015	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

