Form 10-Q
period 2015-09-30
ELRAY RESOURCES, INC.
filed 2015-11-13
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(917) 775-9689

(Issuer's telephone number)

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The issuer had 1,618,579,939 shares of common stock issued and outstanding as of November 10, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY REOUSRCES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalent	$112,230	$27,447
Accounts receivable	457,603	168,128
Other receivable	89,736	89,736
Prepaid expenses	14,952	9,952
Total current assets	674,521	295,263
Rent deposit	7,535	7,535
Other asset	5,000	-
Intangible assets, net of accumulated amortization	1,541,222	2,408,156
Total assets	$2,228,278	$2,710,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,378,988	$1,185,763
Accounts payable – related parties	1,556,291	1,065,882
Advances from shareholders	58,491	58,491
Settlement payable	2,165,613	2,194,000
Notes payable	45,429	45,429
Convertible notes payable, net of discounts	2,287,310	1,679,927
Derivative liabilities - note payable conversion feature	3,129,501	3,960,098
Total liabilities	10,621,623	10,189,590

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 192,000,000 and 280,000,000 shares authorized, issued and outstanding, respectively	192,000	280,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares and 2,083,000 shares issued and outstanding, respectively	7,083	2,083
Common stock, par value $0.001, 3,000,000,000 shares authorized, 1,618,579,939 and 822,932 shares issued and outstanding, respectively	1,618,580	82,293
Additional paid-in capital	15,550,467	15,609,309
Subscriptions receivable	(75,672)	(163,672)
Accumulated deficit	(25,685,803)	(23,288,649)
Total shareholders' deficit	(8,393,345)	(7,478,636)
Total liabilities and shareholders' deficit	$2,228,278	$2,710,954

See accompanying notes to these unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$1,301,657	$67,318	$1,915,733	$142,318
Costs and expenses:
Software usage costs	1,238,730	-	1,238,730	-
General and administrative	361,699	489,789	1,088,707	1,820,861
Amortization	288,978	288,978	866,934	770,608
Total costs and expenses	1,889,407	778,767	3,194,371	2,591,469
Loss from operations	(587,750)	(711,449)	(1,278,638)	(2,449,151)

Other income (expense):
Interest expense	(265,167)	(748,305)	(1,125,047)	(3,527,901)
Gain (loss) on change in fair value of derivative liabilities	127,874	(1,812,364)	153,138	(1,724,271)
Loss on settlement of accounts payable and notes payable	(14,090)	(1,983)	(146,607)	(264,461)
Total other income (expense)	(151,383)	(2,562,652)	(1,118,516)	(5,516,633)
Net loss	$(739,133)	$(3,274,101)	$(2,397,154)	$(7,965,784)

Net loss per common share - basic and diluted	$(0.00)	(51.19)	$(0.00)	$(343.89)

Weighted average number of common shares outstanding - basic and diluted	500,226,116	63,955	1,472,328,414	23,164

See accompanying notes to these unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,397,154)	$(7,965,784)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	17,094	322,600
Non-cash debt origination service fees	-	157,000
Amortization of intangible assets	866,934	770,608
Amortization of debt discount	1,035,647	1,423,247
Non-cash interest expense related to conversion feature of notes payable	42,745	1,981,248
Loss (gain) on change in fair value of derivative liabilities	(153,138)	1,724,271
Loss on settlement of accounts payable and notes payable	146,607	264,462
Changes in operating assets and liabilities:
Accounts receivable	(289,475)	(106,818)
Other receivable	-	(51,746)
Prepaid expenses	(5,000)	-
Accounts payable and accrued liabilities	200,114	417,492
Accounts payable – related parties	580,409	276,472
Net cash provided by (used in) operating activities	44,783	(786,948)

Cash flows from financing activities:
Proceeds from issuances of convertible notes payable	40,000	558,000
Proceeds from issuances of notes payable - related parties	-	2,500
Common stock issued for cash	-	300,000

Net cash provided by financing activities	40,000	860,500

Net increase in cash	84,783	73,552
Cash at beginning of period	27,447	9,097
Cash at end of period	$112,230	$82,649

Supplemental disclosure of cash flows information:
Cash and cash equivalents paid for interest	$-	$-
Cash and cash equivalents paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of notes payable	$1,460,351	$1,922,147
Preferred stock issued to acquire other asset	$5,000	$-
Debt discount - fair value of derivative liabilities on conversion feature of notes payable	$40,000	$3,350,484
Notes payable issued to acquire intangible assets	$-	$3,467,742

See accompanying notes to these unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Elray Resources, Inc. ("Elray" or the "Company"), a Nevada Company formed on December 13, 2006, has been providing marketing and support for online gaming operations.

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. ("Elray" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2014 on Form 10-K filed on April 2, 2015.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The

Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2015 and December 31, 2014, there were no allowances for doubtful accounts.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of September 30, 2015 and 2014, potentially dilutive securities include notes convertible to 38,482,328,944 and 294,238 shares, respectively, of the Company's common stock. As of September 30, 2015 and 2014, potentially dilutive securities also include preferred stock convertible to 2,363 shares of the Company's common stock.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Accounting Pronouncements

In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts ("ASU 2015-03"). The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Elray's management does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited interim consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $2,397,154 and utilized cash for operating activities of $44,783 for the nine months ended September 30, 2015. The Company had a working capital deficit and stockholders' deficit of $9,947,102 and $8,393,345, respectively, at September 30, 2015. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Intellectual properties	$3,467,742	$3,467,742
Less: accumulated amortization	(1,926,520)	(1,059,586)
Total	$1,541,222	$2,408,156

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with Virtual Technology Group, LLC ("VTG") and Gold Globe Investments Limited ("GGIL"), whereby the Company acquired from VTG and GGIL all of their know-how, intellectual property, software, documentation, designs, work products and database schemas. The purchase price for these assets consisted of a convertible note in the amount of $1.5 million payable to VTG and a second convertible note in the amount of $2.8 million payable to GGIL.

NOTE 4 – SETTLEMENT PAYABLE

On December 20, 2013, the Company entered into a settlement agreement with Tarpon Bay Partners LLC ("Tarpon") whereby Tarpon acquired certain notes and accounts payable against the Company in the amount of $2,656,214. Pursuant to the agreement, the Company and Tarpon submitted the settlement agreement to the Circuit Court of the Second Judicial Circuit, Leon County, Florida for a hearing on the fairness of the agreement and the exemption from registration under the Securities Act of 1933 for the shares that will be issued to Tarpon for resale ("Settlement Shares"). 75% of the proceeds less all applicable fees and charges from the resale of the Settlement Shares will be remitted to the original claim holders of the Company ("Remittance Amount"). The Company agreed to issue sufficient shares to generate proceeds such that the aggregate Remittance Amount equals $2,656,214. Additionally, the Company agreed to issue a convertible note of $132,000, maturing in 6 months and convertible to the Company's common stock at a 50% of the lowest closing bid price for the 20 days prior to the conversion. The settlement agreement was effective on January 27, 2014 when the court granted approval.

During the nine months ended September 30, 2015, the Company issued Tarpon 275,357,520 common shares, 157,412,520 of which have been sold. Net proceeds from the sale amounted to $9,584 was not yet allocated among the claim holders. As of September 30, 2015, the Company has settlement payable of $2,165,613.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2015 and December 31, 2014 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2015	December 31, 2014

Morchester International Limited	7/14/12	15%	$35,429	$35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
Total			$45,429	$45,429

All of these notes are past due and currently in default.

Convertible notes payable

Convertible notes payable, at September 30, 2015 and December 31, 2014, consisted of the following:

	Interest Rate	September 30, 2015	December 31, 2014

JSJ Investments, Inc.	10%~12%	$133,293	$60,670
KBM Worldwide, Inc.	8%	51,080	140,000
LG Capital Funding, LLC	8%	29,505	72,000
Tarpon	10%	-	30,475
WHC Capital, LLC	12%	74,958	75,000
Beaufort Capital Partners, LLC	12%	10,966	21,000
Tangiers Investment Group, LLC	0%~10%	70,430	133,000
Darling Capital, LLC	8%	-	25,000
GSM Fund Management, LLC	12%	49,150	-
Auctus Private Equity Fund, LLC	8%	40,000	40,000
Microcap Equity Group, LLC	10%	19,000	-
Virtual Technology Group, Ltd	0%	481,500	695,000
Gold Globe Investments Ltd	0%	2,324,000	2,380,000
Vista Capital Investments, LLC.	12%	5,800	5,800
Subtotal		3,289,682	3,677,945
Debt discount		(1,002,372)	(1,998,018)
Total		$2,287,310	$1,679,927

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. ("JSJ") for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of September 30, 2015, the remaining principal of $10,670 has not been converted.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matures on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. During the nine months ended September 30, 2015, JSJ converted $27,377 of its note to 63,035,978 shares of common stock. As of September 30, 2015, balance of this note was $32,623.

KBM Worldwide, Inc.

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. ("KBM") for $32,500. The note matures on March 30, 2015. During the nine months ended September 30, 2015, the Company issued 443,583 shares of common stock for the conversion of the entire note and accrued interest of $1,300.

On August 12, 2014, the Company entered into a convertible promissory note with KBM for $32,500. The note matures on May 14, 2015. During the nine months ended September 30, 2015, the Company issued 5,038,153 shares of common stock for the conversion of the note in the amount of $32,500 and accrued interest of $1,300.

On October 2, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on July 7, 2015. During the nine months ended September 30, 2015, KBM converted $23,920 of this note to 256,616,845 shares of common stock. As of September 30, 2015, $13,580 of this note remained outstanding.

On November 10, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on August 12, 2015. The note is currently in default.

In the event that these notes remain unpaid at that date, the Company will pay default interest of 22%. KBM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 40% of the average lowest three closing bid prices during the ten trading days prior to the conversion date.

As of September 30, 2015, Elray had two convertible notes with KBM in the amount of $13,580 and $37,500 totaling $51,080 and accrued interest of $3,086. On October 12, 2015, the Company reached a mutual agreement to pay KBM a total of $50,000 in full and final settlement of the outstanding convertible notes. On October 19, 2015, the Company paid $50,000 to KBM.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC ("LG") for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 136,012,400 shares of common stock for the conversion of this note in the amount of $7,495 and accrued interest of $382. The note is currently in default.

On November 10, 2014, the Company entered into a convertible promissory note with for $50,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 54,696,109 shares of common stock for the conversion of this note in the amount of $35,000 and accrued interest of $909.

Tarpon

On February 3, 2014, the Company entered into a convertible promissory note with Tarpon in the amount of $132,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 4. The note bears interest at 10% and matured on August 3, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the nine months ended September 30, 2015, the Company issued 3,311,996 shares of common stock for the conversion of this note in the amount of $30,475 and accrued interest and fees of $7,742.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC ("WHC") for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2015, WHC converted $42 of this note to 844,762 shares of common stock. This note is currently in default.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC ("Beaufort") for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. During the nine months ended September 30, 2015, the Company issued 120,688,000 shares of common stock for the conversion of this note in the amount of $10,034. This note is currently in default.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC ("Tangiers") for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 393,750,000 shares of common stock for the conversion of this note in the amount of $17,570. This note is currently in default.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. This note is currently in default.

On December 3, 2014, the Company entered into a convertible promissory note with Tangiers for $45,000, which was issued in exchange for a portion of the promissory note issued to GGIL on January 23, 2014. The note matures on December 3, 2015. Tangiers has the right to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest three trading price during the ten trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 34,736,869 shares of common stock for the conversion of this note in the amount of $45,000.

Darling Capital LLC

On November 6, 2014, the Company entered into a convertible promissory note with Darling Capital LLC ("Darling") for $25,000. The note matures on August 6, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest three trading prices during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 95,113,270 shares of common stock for the conversion of this note in the amount of $25,000 and accrued interest and fees of $11,245.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC ("GSM"). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the nine months ended September 30, 2015, the Company issued 40,568,005 shares of common stock for the conversion of this note in the amount of $13,350.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC ("Auctus") for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. During the nine months ended September 30, 2015, the Company issued 3,622,827 shares of common stock for the conversion of accrued interest in the amount of $1,261.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matures on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company's common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. During the nine months ended September 30, 2015, Microcap converted $1,000 of this note to 25,000,000 shares of common stock.

Virtual Technology Group, Ltd

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. During the nine months ended September 30, 2015, the Company issued 181,330 shares of common stock for the conversion of $71,000 of this note.

Gold Globe Investments Ltd

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. During the nine months ended September 30, 2015, the Company issued 172,786 shares of common stock for the conversion of $56,000 of this note.

Vista Capital Investments, LLC.

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issuance discount of $25,000. The note matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company's common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 ("Sub-Penny"). $25,000 net proceeds was received on April 23, 2014. The remaining fund of this note has not been received.

Debt Discount

The table below presents the changes of the debt discount during the nine months ended September 30, 2015:

Amount

December 31, 2014	$1,998,018
Additions	40,000
Amortization	(1,035,646)
September 30, 2015	$1,002,372

Advances from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default. As of September 30, 2015 and December 31, 2014, the Company also has $2,500 advances from its chief executive officer.

NOTE 6 – DERIVATIVE LIABILITIES – NOTE PAYABLE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 5 was made through the issuance of the Company's common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and "marked to market" each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of September 30, 2015, and recorded an unrealized gain of $153,138 for the nine months ended September 30, 2015. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2014	Various Issuance Date in 2015	September 30, 2015
Stock price on measurement date	$0.6	$0.05~0.15	$0.0001
Exercise price	$0.24~$0.6	$0.0002~$0.008	$0.00004~$0.0001
Discount rate	0.12%	0.07%~0.14%	0.08%
Expected volatility	273%	273%	280%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2014	$3,960,098
Fair value of new financial derivatives	82,745
Increase due to exchange	81,018
Reclassification to equity	(841,222)
Change in fair value of derivative liabilities	(153,138)
Fair value at September 30, 2015	$3,129,501

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and December 31, 2014, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of September 30, 2015 and December 31, 2014, the Company had accounts payable of $1,470,791 and $1,007,382, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense and compensation. As of September 30, 2015 and December 31, 2014, the Company also had $2,500 advance from its chief executive officer.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company's chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of September 30, 2015 and December 31, 2014, the Company has a $85,500 and $58,500 payable to Jay Goodman, respectively.

NOTE 9 – EQUITY

On December 16, 2014, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 30:1, such that every 30 shares of common stock becomes 1 share of common stock. The reverse stock split of thirty-for-one was effective on January 15, 2015 upon approval of shareholders holding a majority of the voting stock.

On April 2, 2015, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock. The reverse stock split of one hundred-for-one was effective on May 18, 2015 upon approval of shareholders holding a majority of the voting stock. On May 26, 2015, the authorized number of shares of common stock was increased to 3 billion.

All share numbers or per share information are presented given the effects of the reverse stock splits.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. One share of Series B preferred stock is convertible to 0.01 share of the Company's common stock and has voting rights of 10:1 with common stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. After a series of reverse stock splits, the Series B Preferred stock is convertible at a rate of 0.0000003 common stock for each Series B Preferred stock.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company's Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. The 88,000,000 shares of Series B Preferred stock issued had been recorded at par value of $88,000 with a subscription receivable at the same amount as of December 31, 2014. Subsequent to December 31, 2014, the Company terminated this project. The 88,000,000 shares of the Company's Series B preferred stock was returned to the Company.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy ("Golden Galaxy") which operates online casinos. Under the terms of the purchase agreement, the Company is entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company's Series C preferred stock in June 2015. The Company recorded $5,000 of other asset related to the issuance.

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited ("ATL"). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in a series of transactions. The Company has not received the certificate of ownership from ATL. These shares were recorded at their par value of $2,083 with a subscription receivable at the same amount.

Common Stock

On June 15, 2015, the Company issued 108,564,536 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

During the nine months ended Setoember 30, 2015, the Company issued 1,208,832,910 shares of common stock for the conversion of various convertible notes as follows: (see Note 5)

Note holder	Shares Issued	Principal Converted	Accrued Interest Converted	Issuance for conversion fees
JSJ	63,035,978	$27,377	$-	$-
KBM	262,098,581	88,920	2,600	-
LG	190,708,509	42,495	1,292	-
Tarpon	3,311,996	30,475	567	7,019
Beaufort	120,688,000	10,034	-	-
Tangiers	428,486,869	62,570	-	-
GSM	40,568,005	13,350	-	-
Darling	95,113,270	25,000	1,170	10,075
Auctus	3,622,827	-	1,261	-
WHC	844,762	42	-	-
VTG	181,330	71,000	-	-
Microcap Equity	25,000,000	1,000	-	-
GGIL	172,786	56,000	-	-
Total	1,233,834,951	$428,264	$6,889	17,094

During the nine months ended September 30, 2015, the Company issued Tarpon 275,357,520 common shares according to the settlement agreement discussed in Note 4. The shares were valued at $93,976 based on the market price on the issuance date. $28,387 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $65,589 was recorded as a loss on debt extinguishment.

NOTE 10 – CONCERNTRATION

The Company's revenues for the nine months ended September 30, 2015 were from four customers. As of September 30, 2015, the aggregate amount due from these four customers was $547,339 which included $89,736 receivable for expenses paid on behalf of one customer.

For the nine months ended September 30, 2015, $1,238,730 of the Company's software usage costs were related to one vendor.

NOTE 11 – SUBSEQUENT EVENTS

As of September 30, 2015, Elray had two convertible notes with KBM in the amount of $13,580 and $37,500 totaling $51,080 and accrued interest of $3,086. On October 12, 2015, the Company reached a mutual agreement to pay KBM a total of $50,000 in full and final settlement of the outstanding convertible notes.

On October 19, 2015, the Company entered into a business loan agreement with Powerup Lending Group, Ltd. for $125,000, within which, $50,000 was paid directly to KBM for balance of outstanding convertible notes payable. The loan matures on August 18, 2016 with daily repayment of $804 and is secured by all of the Company's assets. The total amount due on August 18, 2016 is $168,750.

On October 22, 2015, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock. The Company filed a certificate of amendment to effect the reverse stock split of one hundred-for-one on November 6, 2015 and is still waiting for approval for the change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2015. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2014 and the unaudited interim consolidated financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ''may,'' ''will,'' ''should,'' ''could,'' ''expects,'' ''plans,'' ''intends,'' ''anticipates,'' ''believes,'' ''estimates,'' ''predicts,'' ''potential,'' or ''continue'' or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

Elray Resources, Inc. ("Elray" or "Company") was incorporated in Nevada on December 13, 2006.

On February 23, 2011, Elray entered into a Purchase Agreement (the "Splitrock Agreement") to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited ("Splitrock"), a British Virgin Islands company, as consideration for the issuance of 197 shares of common stock of the Company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired the 197 shares of Elray's common stock, which resulted in a change of control under which 70% of the shares of Elray are now held by the previous shareholders of Splitrock (Share number adjusted for Reverse Stock Split). In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement ("Amended Splitrock Agreement") which amended certain elements of the Splitrock Agreement originally entered into by the parties of February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock. As consideration for the acquisition of Splitrock, the Company has issued 197 shares to the shareholders of Splitrock as full consideration therefore.

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

As part of the Amended Splitrock Agreement, Elray acquired gaming intellectual property, gaming domains, trademarks and player databases ("Splitrock IP"), and is currently in the process of developing a new online casino utilizing third party software. Elray's strategy is to provide online gaming to players in markets where such activities are legal.

The Company has opened a virtual managed corporate office located in Las Vegas in order to meet potential requirements put forth by lawmakers in pending state and federal legislation. Under the proposed bills, Internet-enabled gaming operations must adhere to strict rules including locally-based operations and technology that allows for IP address restrictions and user age verification.

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited ("UTI"). The Company would assist in the marketing and support of UTI's online casino for a twelve-month term, with a provision to provide additional services as UTI expands their gaming portfolio. On April 1, 2015, the Company agreed with UTI to set aside this existing agreement and entered into a new agreement. The new agreement is based on the usage of the new technology and services by the Company to UTI rather than a fixed monthly fee. The management supported the new agreement as it is beneficial to the Company in many respects. This new agreement will result in larger revenues to the Company and allow the Company to build on its resources whilst generating additional revenues. The new agreement has already generated substantially higher revenues for the Company and solidified the relationship with UTI. The new agreement and resultant increased resources is further strengthening the Company's positioning with respect to being a premier turnkey service provider for online gaming.

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

On January 23, 2014, the Company entered into a Know-How and Asset Purchase Agreement, with VTG and Gold Globe Investments Limited, a BVI company ("GGIL"). VTG and GGIL are engaged in the development of web technology and have jointly developed both an E-store and a virtual exchange platform that facilitate trading of virtual items and casino credits as well as bitcoins. The Company acquired these assets to assist the Company to continue to build and support its marketing and support business for online casinos and social games.

On April 16, 2014, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 10:1, such that every 10 shares of common stock becomes 1 share of common stock. The Company filed a certificate of amendment to effect the reverse stock split of ten-for-one on May 2, 2014.

On December 16, 2014, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 30:1, such that every 30 shares of common stock becomes 1 share of common stock. The reverse stock split of thirty-for-one was effective on January 15, 2015.

On April 2, 2015, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 share of common stock. The reverse stock split of one hundred-for-one was effective on May 18, 2015 upon approval of shareholders holding a majority of the voting stock.

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

The key elements of player retention are the creation of exciting opportunities to maintain player interest and increase play frequency. Similar to land-based casinos' compensation programs, the tools used for this purpose include prizes, "free money," opportunities to play against famous (or infamous) players, and tournament qualification.

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy ("Golden Galaxy") which operates online casinos. Under the terms of the purchase agreement, the Company is entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company's Series C preferred stock. Upon Golden Galaxy achieving revenues of at least $100,000 within the first 6 months of operation, the Company will issue additional 3,000,000 Series C preferred shares. On January 7, 2015, the Company acquired another 23% interest in Global Tech Software Solutions LLC. In consideration for the purchase, the Company will issue 5,000,000 shares of the Company's Series C preferred stock after completion of the due diligence to the satisfaction of the Company.

On September 18, 2014, Elray entered into a binding letter of intent with Asia Link Limited ("ATL"). Pursuant to the letter of intent, Elray and ATL would enter into an acquisition agreement in which Elray was to acquire up to 49% of the outstanding shares of ATL. ATL has extensive experience in promoting gaming business in Asia, as well as implementation of Fraud and Risk Control, payment processing and compliance with particular respect to gaming. It is envisaged that the parties will work together in a joint venture to raise capital and contribute expertise with the intention of generating revenues, profits and returning value to shareholders.

Elray is currently finalizing due diligence on this transaction and incorporated as part of the due diligence will be an assurance that ATL do not facilitate gaming in any illegal jurisdictions and are fully compliant with all laws pertaining to their current operation.

As per above, Elray only support operators that comply with the relevant laws within the jurisdictions in which they operate.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenues

We generated $1,301,657 revenues during the three months ended September 30, 2015 compared to $67,318 for the three months ended September 30, 2014. Revenues for the three months ended September 30, 2015 was related to the management of a casino's back-office, marketing of a casino and maintenance of a casino's websites. The increase of the revenue was mainly due to the increase of consulting fees charged to an existing client during the three months ended September 30, 2015.

Operating Costs and Expenses

During the three months ended September 30, 2015 and 2014, software usage costs were $1,238,730 and $0, respectively. The increase was mainly due to charges by a vendor based on software usage started from July 2015.

During the three months ended September 30, 2015 and 2014, general and administrative expenses were $361,699 and $489,789, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting fees. Consulting feeswere $257,726 and $329,277 for the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015 and 2014, amortization expense was consistent.

Interest Expenses

During the three months ended September 30, 2015 and 2014, interest expense was $265,167 and $748,305, respectively. The decrease of interest expense was mainly due to thedecrease of interest expense occurred on issuance of convertible debt during the three months ended September 30, 2015.

Gain on Change in Fair Value of Derivative Liabilities - Note Conversion Feature

Gain on change in fair value of derivative liabilities - note conversion feature was $127,874 for the three months ended September 30, 2015 compared to loss of $1,812,364 for the three months ended September 30, 2014. The change was primarily resulted from the fluctuation of the Company's stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of extinguishment of debt was $14,090 for the three months ended September 30, 2015 and $1,983 for the three months ended September 30, 2014. The loss was mainly related to the shares issued to Tarpon to settle certain notes payable and accounts payable.

Net Loss

We incurred net losses of $739,133 and $3,274,101 for the three months ended September 30, 2015 and 2014, respectively. The decrease of net loss in 2015 was as a result of the items discussed above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Revenues

We generated $1,915,733 revenues during the nine months ended September 30, 2015 compared to $142,318 for the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2015 was related to the management of a casino's back-office, marketing of a casino and maintenance of a casino's websites. The increase of the revenue was mainly due to the increase of consulting fees charged to an existing client

Operating Costs and Expenses

During the three months ended September 30, 2015 and 2014, software usage costs were $1,238,730 and $0, respectively. The increase was mainly due to charges by a vendor based on software usage started from July 2015.

During the nine months ended September 30, 2015 and 2014, general and administrative expenses were $1,088,707 and $1,820,861, respectively. The decrease in general and administrative expense was primarily a result of the decrease in consulting fees and commission. Consulting fees were $753,087 and $1,089,897 for the nine months ended September 30, 2015 and 2014, respectively. Commission incurred was $0 and $161,500 for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, depreciation and amortization expense was $866,934 and $770,608, respectively. The increase is because intangible assets were acquired during the nine months ended September 30, 2014.

Interest Expense

During the nine months ended September 30, 2015 and 2014, interest expense was $1,125,047 and $3,527,901, respectively. The decrease of interest expense was mainly due to decrease of interest expense occurred on issuance of convertible debt during the nine months ended September 30, 2015.

Gain on Change in Fair Value of Derivative Liabilities – Note Payable Conversion Feature

Gain on change in fair value of derivative liabilities - note conversion feature was $153,138 for the nine months ended September 30, 2015 compared to loss of $1,724,271 for the nine months ended September 30, 2014. The change was primarily resulted from the fluctuation of the Company's stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of accounts and notes payable was $146,607 for the nine months ended September 30, 2015 and $264,461 for the nine months ended September 30, 2014. The loss was mainly related to the shares issued to Tarpon to settle certain notes payable and accounts payable and loss from extinguishment of VTG notes resulting from certain exchanges.

Net Loss

We incurred net losses of $2,397,154 and $7,965,784 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net loss in 2015 was as a result of the items discussed above.

Liquidity and Capital Resources

Our cash provided by operating activities for the nine months ended September 30, 2015 was $44,783 compared to cash used in operating activities of $786,948 for the nine months ended September 30, 2014. The change was primarily attributable to increase of receivable collected from one customer and delay on remittance of software usage fee to a related entity during the nine months ended September 30, 2015.

Our cash provided by financing activities for the nine months ended September 30, 2015 was $40,000 compared to $860,500 for the nine months ended September 30, 2014. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable. Additionally, cash received from common stock issuance was $0 and $300,000, respectively, for the nine months ended September 30, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2015, the Company issued 1,233,834,951 shares of common stock for conversions of notes payable and service fees associated with the conversion.

During the nine months ended September 30, 2015, the Company issued Tarpon 275,357,520 shares of its common stock according to the settlement agreement discussed in Note 4 to the consolidated financial statements.

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

ELRAY RESOURCES, INC.

Date: November 13, 2015	By:	/s/ Anthony Goodman
Anthony Goodman
President and Chief Financial Officer

