Form 10-K
period 2015-12-31
ELRAY RESOURCES, INC.
filed 2016-03-30
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File # 000-52727

ELRAY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0526438

(IRS Employer Identification Number)

3651 Lindell Road, Suite D131, Las Vegas, NV 89103

(Address of principal offices)

(917) 775-9689

(Issuer's telephone number)

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

On June 30, 2015, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $90,525, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.01. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 24, 2016, the registrant had 158,580,211 shares of its Common Stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expects," "intends," "plans," "believes," "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

In General

Elray Resources, Inc. ("Elray" or "Company") was incorporated in Nevada on December 13, 2006.

On February 23, 2011, Elray entered into a Purchase Agreement (the "Splitrock Agreement") to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited ("Splitrock"), a British Virgin Islands company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired shares of Elray's common stock, which resulted in a change of control under which 70% of the shares of Elray were held by the previous shareholders of Splitrock. In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

On December 9, 2011, Elray entered into an Amended Purchase Agreement ("Amended Splitrock Agreement") which amended certain elements of the Splitrock Agreement originally entered into by the parties on February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares of Splitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("VTG") to assist the Company in developing, marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains.

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

On October 22, 2015, the Company's Board of Directors approved a reverse split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 shares of common stock. The reverse stock of one hundred-for one was effective on November 6, 2015.

All share number or per share information presented gives effect to the reverse stock splits.

About our Online Gaming Technology

Elray has developed and acquired unique valuable technology that provides state of the art turnkey, marketing tools and CRM systems for online gaming operators

Elray is an established technology company, which owns and licenses gaming intellectual property, gaming content, gaming domains and trademarks.

Elray is a United States ("U.S.") company and has a global presence with offices in London, South Africa and Sydney, homes of the largest gaming operators, which helps Elray actively manage and serve its clients. Elray's sophisticated software automatically declines any gaming requests from within the United States, in strict compliance with current U.S. law.

Elray's sophisticated software systems automatically decline and denies any gaming requests from within illegal gaming jurisdictions including but not limited to the United States, Hong Kong, Singapore, United Kingdom, France, Italy and Israel and prevents any access to the products that we support from any of these jurisdictions ensuring that residents of these countries cannot participate and are in strict compliance with the laws of these countries.

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

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to online gaming. Regulations relating to online gaming vary significantly in different jurisdictions. Various sophisticated methods are utilized prior to acceptance of deposits to ensure that funds are only accepted from gamers in jurisdictions in which we are legally entitled to provide services.

The Unlawful Internet Gambling Enforcement Act of 2006 ("UIGEA") became United States law in late 2006 and effectively curtailed legal participation by U.S. players in online gambling. The UIGEA prevented financial transactions related to online gaming in the U.S. Players in the U.S. are currently legally precluded from participating in online gambling. Elray's online gaming products are not available to U.S. players and also not available to residents of Hong Kong.

Our active operations that we support are in jurisdictions that are friendly to online gaming. Elray fully complies with the United States Unlawful Internet Gambling Enforcement Act of 2006.

Numerous efforts are underway to allow regulated online gaming in the U.S. and there is pressure to allow gaming to derive tax revenue and comply with various free trade agreements. A report by PricewaterhouseCoopers asserts, "We estimate the legislation (to legalize online U.S. gambling) could increase federal revenues by as much as $51.9 billion over the 2009 to 2018 period in the event that no sports leagues or states opted out of the regulatory regime." The potential reopening of the United States for online gaming clearly presents a huge potential upside." If this occurs, Elray will be well positioned to make its online gaming immediately available to U.S. online players.

Competition

Our primary competition is expected from offshore gaming companies. With few exceptions, significant listed gaming companies (many of which are listed on the London Stock Exchange) operate using their own software. As an independant online gaming technology provider, we believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

As of the date of this report, we have no employees other than our directors. We currently conduct our business using the services of consultants and outside contractors. We do not intend to have any material change in the number of employees over the next 12 months. Where possible, we intend to conduct our business largely through consultants on a contract and fee for service basis.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC's web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Recent Events

On October 23, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") whereby it amended its Articles of Incorporation by decreasing the Company's authorized number of shares of common stock from 3 billion to 30 million and decreasing all of its issued and outstanding shares of common stock at a ratio of one share for every one-hundred shares held. The Company's Board of Directors approved this amendment on October 22, 2015. All fractional shares as a result of this reverse split will be rounded up. Pursuant to NRS Section 78.207 shareholder approval was not required for this amendment.

On October 26, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned forward split be effected in the market.

The Company has requested FINRA effect the reverse split on November 6, 2015.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays approximately $42,000 plus applicable tax per year. The lease expires on October 31, 2016.

Item 3. Legal Proceedings

We are not presently a party to any litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART III

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The principal U.S. market for our common equity is the OTC Markets, a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Markets under the symbol ELRA.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Markets. Note the information reflects the reverse stock splits discussed under Item 1, Business.

	2015		2014
Quarter ended	High	Low	High	Low
December 31	$0.01	$0.00	$2,160.22	$30.00
September 30	0.03	0.00	13,201.32	180.02
June 30	1.00	0.01	75,007.50	3,330.33
March 31	90.01	1.00	360,036.00	39,003.90

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2015, there were approximately 103 holders of our common stock.

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

Recent sales of unregistered securities

On July 14, 2013, the Company entered into a 12-month consultancy agreement with Virtual Technology Group, LLC ("VTG") to assist the Company in developing, marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG.

In June 2015, the Company received the certificate for the 25% interest in Golden Galaxy and issued 5,000,000 shares of the Company's Series C preferred stock.

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited ("ATL"). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in steps.

On June 15, 2015, the Company issued 1,085,645 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

During the year ended December 31, 2015, the Company issued 37,252,905 shares of common stock for note conversions.

During the year ended December 31, 2015, the Company issued 351,300 shares for legal services. These shares are valued at $17,250 based on the market price on the issuance date.

During the year ended December 31, 2015, the Company issued Tarpon 13,184,575 shares of its common stock according to a settlement agreement.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 1 share of its common stock for the acquisition.

During the year ended December 31, 2014, the Company issued 152 common shares and 162,000,000 shares of Series B preferred stock for services provided by vendors, consultants, directors and employees.

In January and June, 2014, the Company issued a total of 21 shares of its common stock to settle accounts payable of $153,000 to Portspot Consultants Limited, Mr. Goodman, Pancar Capital LLC, and Portspot.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 33 shares of common stock at a purchase price of $9,000 per share, for net proceeds of $300,000.

During the year ended December 31, 2014, the Company issued 6,682 shares of common stock for the conversion of notes.

During the year ended December 31, 2014, the Company issued Tarpon 1,329 shares of its common stock according to a settlement agreement.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate", "expects", "intends", "plans", "believes", "seeks" and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Elray Resources, Inc. Such discussion represents only the best present assessment from our Management.

At December 31, 2015, we had a cash balance of $111,133. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we need to complete development of our online gaming sites and invest in the acquisition of players. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include the following:

•	our ability to raise additional funding;
•	competition in the online gaming technology area; and
•	the regulatory climate for online gaming.

Due to our lack of operating history and present inability to generate substantial recurring revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015 TO THE YEAR ENDED DECEMBER 31, 2014

Results of Operations

Revenues

We generated $3,088,180 revenues during the year ended December 31, 2015 as compared to $229,628 for the year ended December 31, 2014. The increase of the revenue was mainly due to the increase of revenues related to the management of a casino's back-office and providing online gaming software system during 2015.

Software usage costs

Software usage costs were $2,790,479 and $0, respectively, for the years ended December 31, 2015 and 2014. Software usage costs represent cost paid through our related company to an online game provider. The arrangement with the game provider was entered in 2015, as such, there was no such cost in the year ended December 31, 2014.

General and administrative Expenses

During the years ended December 31, 2015 and 2014, general and administrative expenses were $1,511,526 and $2,311,608, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting and legal fees. Consulting fees were $1,009,079 and $1,404,943 for years ended December 31, 2015 and 2014, respectively. Legal fees were $44,396 and $126,642 for the years ended December 31, 2015 and 2014, respectively.

Amortization and impairment

During the years ended December 31, 2015 and 2014, amortization and impairment expense was $2,408,156 and $1,059,586, respectively. The increase was due to the impairment of intangible assets acquired in 2014.

Interest Expense

During the years ended December 31, 2015 and 2014, interest expense was $1,405,147 and $5,054,538, respectively. The decrease was mainly due to the decrease of interest expense occurred on the insurance of convertible debt during year 2015.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $243,541 for the year ended December 31, 2015 as compared to unrealized loss of $1,439,211 for the year ended December 31, 2014. The change primarily resulted from the fluctuation of the Company's stock price which impacted the value of the derivative liability.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts and notes payable was $82,260 for the year ended December 31, 2015 and $711,300 for the year ended December 31, 2014. The decrease of the loss was mainly due to less loss from shares issued to Tarpon for settlement payable.

Net Loss

We incurred net losses of $4,865,847 and $10,346,615 for the years ended December 21, 2015 and 2014, respectively. The decrease in net loss was a result of the items discussed above.

There is substantial doubt about our ability to continue as a going concern because we have not generated enough revenues to cover our expenses and continue to suffer recurring losses.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended December 31, 2015 was $476,171 as compared to $1,144,150 for the year ended December 31, 2014. The decrease in cash used in operations was primarily attributable to the collections of receivable from our customers in 2015.

Our cash provided by financing activities for the year ended December 31, 2015 was $559,857 as compared to $1,162,500, for the year ended December 31, 2014. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable and common stock issued for cash.

The Company had $111,133 in cash at December 31, 2015. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders' deficit, and cash flows forthe years then ended. Elray Resources, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elray Resources, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Elray Resources, Inc. has suffered recurring losses from operations and has a net working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 30, 2016

ELRAY RESOURCES, INC.
Consolidated Balance Sheets

	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$111,133	$27,447
Accounts receivable	310,500	168,128
Other receivable	131,599	89,736
Prepaid expenses	11,414	9,952
Total current assets	564,646	295,263
Rent deposit	7,535	7,535
Intangible assets	-	2,408,156
Other asset	5,000	-
Total assets	$577,181	$2,710,954

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,400,492	$1,185,763
Accounts payable – related parties	1,699,415	1,065,882
Advances from shareholders	58,491	58,491
Settlement payable	2,163,092	2,194,000
Notes payable	188,286	45,429
Convertible notes payable, net of discounts	2,474,637	1,679,927
Derivative liabilities – note conversion feature	2,985,575	3,960,098
Total Liabilities	10,969,988	10,189,590

Commitments and contingencies

Shareholders' deficit:
Series A convertible preferred stock, par value $0.001, 300,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 and 280,000,000 shares issued and outstanding, respectively	192,000	280,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 and 2,083,333 shares issued and outstanding, respectively	7,083	2,083
Common stock, par value $0.001, 1,000,000,000 shares authorized, 51,885,020 and 8,229 shares issued and outstanding, respectively	51,885	8
Additional paid-in capital	17,586,393	15,691,594
Subscriptions receivable	(75,672)	(163,672)
Accumulated deficit	(28,154,496)	(23,288,649)
Total shareholders' deficit	(10,392,807)	(7,478,636)
Total liabilities and shareholders' deficit	$577,181	$2,710,954

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenues	$3,088,180	$229,628

Costs and expenses:
Software usage costs	2,790,479	-
General and administrative expenses	1,511,526	2,311,608
Amortization and impairment	2,408,156	1,059,586
Total operating expenses	6,710,161	3,371,194

Loss from operations	(3,621,981)	(3,141,566)

Other income (expense):
Interest expense	(1,405,147)	(5,054,538)
Unrealized gain (loss) on derivative liability – note conversion feature	243,541	(1,439,211)
Loss on settlement of accounts and notes payable	(82,260)	(711,300)
Total other expense	(1,243,866)	(7,205,049)

Net loss	$(4,865,847)	$(10,346,615)

Net loss per common share – basic and diluted	$(0.53)	$(6,888.56)

Weighted average number of common shares outstanding – basic and diluted	9,247,179	1,502

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statement of Shareholders' Deficit

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2013	118,000,000	$118,000	-	$-	11	$-	$8,042,099	$(88,000)	$(12,942,034)	$(4,869,935)
Issuance of shares for acquisition of asset	-	-	2,083,333	2,083	1	-	73,589	(75,672)		-
Issuance of common stock for cash	-	-	-	-	33	-	300,000	-	-	300,000
Issuance of shares for services	162,000,000	162,000	-	-	152	-	174,556	-	-	336,556
Issuance of shares for convertible notes conversion	-	-	-	-	6,682	7	5,873,321	-	-	5,873,328
Issuance of shares for settlement of debt	-	-	-	-	1,350	1	1,228,029	-	-	1,228,030
Net loss	-	-	-	-	-	-	-	-	(10,346,615)	(10,346,615)
Balance at December 31, 2014	280,000,000	280,000	2,083,333	2,083	8,229	8	15,691,594	(163,672)	(23,288,649)	(7,478,636)
Issuance for acquisition of Golden Galaxy	-	-	5,000,000	5,000	-	-	-	-	-	5,000
Capital contribution by a related party	-	-	-	-	-	-	427,000	-	-	427,000
Issuance of shares for services	-	-	-	-	353,666	353	16,903	-	-	17,256
Issuance of shares for convertible notes conversion	-	-	-	-	37,252,905	37,253	1,262,231	-	-	1,299,484
Issuance of shares for settlement of debt	-	-	-	-	13,184,575	13,185	99,751	-	-	112,936
Issuance of shares for settlement of debt – related party	-	-	-	-	1,085,645	1,086	88,914	-	-	90,000
Return of preferred B shares	(88,000,000)	(88,000)	-	-	-	-	-	88,000	-	-
Net loss	-	-	-	-	-	-	-	-	(4,865,847)	(4,865,847)
Balance at December 31, 2015	192,000,000	$192,000	7,083,333	$7,083	51,885,020	$51,885	$17,586,393	$(75,672)	$(28,154,496)	$(10,392,807)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,865,847)	$(10,346,615)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	17,256	368,056
Non-cash debt origination service fee and penalty	41,978	157,000
Amortization and impairment	2,408,156	1,059,586
Amortization of debt discount	1,234,996	2,673,303
Non-cash interest expense related to conversion feature of notes payable	84,723	2,242,031
Unrealized (gain) loss on derivative liabilities-note conversion feature	(243,541)	1,439,211
Loss on settlement of accounts and notes payable	82,260	711,300
Changes in operating assets and liabilities:
Accounts receivable	(142,372)	(168,128)
Other receivable	(41,863)	(89,736)
Prepaid expenses	(1,462)	-
Accounts payable and accrued liabilities	226,012	476,444
Accounts payable – related parties	723,533	333,398
Net cash used in operating activities	(476,171)	(1,144,150)

Cash flows from financing activities:
Proceeds from convertible notes payable	40,000	860,000
Proceeds from short-term notes payable	175,000	-
Proceeds from notes payable – related parties	-	2,500
Repayment of short-term notes payable	(32,143)	-
Repayment of convertible notes payable	(50,000)	-
Common stock issued for cash	-	300,000
Capital contribution from a related party	427,000	-
Net cash provided by (used in) financing activities	559,857	1,162,500

Net increase in cash and cash equivalents	83,686	18,350
Cash and cash equivalents at beginning of year	27,447	9,097
Cash and cash equivalents at end of year	$111,133	$27,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$5,000	$75,672
Common stock issued for conversion of debt	$642,317	$7,101,358
Debt discount-derivative liability on note conversion feature	$40,000	$3,641,684
Notes issued to acquire intangible asset	$-	$3,467,742

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Elray Resources, Inc. ("Elray" or the "Company"), a Nevada corporation, formed on December 13, 2006 has been providing marketing and support for online gaming operations.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. ("Angkor Wat"), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a net working capital deficit of $10,405,342 at December 31, 2015. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its gambling business.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2015 and 2014, there were no allowances for doubtful accounts.

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

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded at cost and amortized over its estimated useful life of 3 years.

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

Our financial instruments include cash, accounts payable and accrued liabilities, notes payable, convertible notes payable, advances from shareholder, and derivative liabilities. The carrying values of these financial instruments approximate their fair value due to their short-term nature. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of December 31, 2015 and 2014, potentially dilutive securities include notes convertible to 6,406,682,407 and 73,424 shares of the Company's common stock. As of December 31, 2015 and 2014, potentially dilutive securities also include preferred stock convertible to 2,126 and 6,400 shares of the Company's common stock.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recently Issued Accounting Standards

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Intellectual properties	$3,467,742	$3,467,742
Accumulated amortization and impairment	(3,467,742)	(1,059,586)
Total	$-	$2,408,156

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

During the year ended December 31, 2015, management evaluated the carrying value on the intangible and recorded an impairment of $1,252,244 due to uncertain recoverability.

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

During the year ended December 31, 2015, the Company issued Tarpon 13,184,575 common shares, 9,083,575 of which have been sold as of December 31, 2015. Net proceeds from the sale amounted to $30,903 was remitted to the original claim holders. As of December 31, 2015, the Company had settlement payable of $2,163,092.

During the year ended December 31, 2014, the Company issued Tarpon 1,329 common shares which have been sold entirely. Net proceeds from the sale amounted to $462,214 was remitted to the original claim holders. As of December 31, 2014, the Company had a settlement payable of $2,194,000.

NOTE 6 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2015 and 2014 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2015	December 31, 2014
Morchester International Limited	7/14/12	15%	35,429	35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
PowerUp Lending Group, Ltd.	8/15/16	43%	96,428	-
PowerUp Lending Group, Ltd.	8/5/16	54%	46,429	-
Total			$188,286	$45,429

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

The remaining notes not purchased by Tarpon are currently in default.

On October 19, 2015, the Company entered into a loan agreement with PowerUp Lending Group, Ltd. ("PowerUp") for $125,000. Total repayment amount for the loan is $168,750. The loan is payable daily at $804.

On December 10, 2015, the Company entered into another loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $67,500. The loan is payable daily at $402.

Convertible notes payable

Convertible notes payable at December 31, 2015 and 2014 consisted of the following:

	Interest Rate	December 31, 2015	December 31, 2014
JSJ Investments, Inc.	10~12%	$133,293	$60,670
KBM Worldwide, Inc.	8%	-	140,000
LG Capital Funding, LLC	8%	28,250	72,000
Tarpon	10%	-	30,475
WHC Capital, LLC	12%	116,936	75,000
Beaufort Capital Partners, LLC	12%	10,966	21,000
Tangiers Investment Group, LLC	0%~10%	69,356	133,000
Darling Capital, LLC	8%	-	25,000
GSM Fund Management , LLC	12%	48,666	-
Auctus Private Equity Fund, LLC	8%	40,000	40,000
Microcap Equity Group , LLC	10%	18,892	-
Virtual Technology Group, Ltd	0%	481,500	695,000
Gold Globe Investment Ltd	0%	2,324,000	2,380,000
Vista Capital Investments, LLC	12%	5,800	5,800
Subtotal		3,277,659	3,677,945
Debt discount		(803,022)	(1,998,018)
Total		$2,474,637	$1,679,927

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. ("JSJ") for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. During the years ended December 31, 2015 and 2014, JSJ converted $0 and $27,930, respectively, of this note to 0 and 1 share of common stock. As of December 31, 2015, the remaining principal of $10,670 has not been converted.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum.

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

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. During the year ended December 31, 2015, JSJ converted $27,377 of its note to 630,361 shares of common stock. As of December 31, 2015, balance of this note was $32,623.

KBM Worldwide, Inc.

On June 26, 2014, the Company entered into a convertible promissory note with KBM Worldwide Inc. ("KBM") for $32,500. The note matures on March 30, 2015. During the year ended December 31, 2015, the Company issued 4,436 shares of common stock for the conversion of the entire note and accrued interest of $1,300.

On August 12, 2014, the Company entered into a convertible promissory note with KBM for $32,500. The note matures on May 14, 2015. During the year ended December 31, 2015, the Company issued 50,381 shares of common stock for the conversion of the note in the amount of $32,500 and accrued interest of $1,300.

On October 2, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on July 7, 2015. During the year ended December 31, 2015, KBM converted $23,920 of this note to 2,566,169 shares of common stock.

On November 10, 2014, the Company entered into a convertible promissory note with KBM for $37,500. The note matures on August 12, 2015.

On October 12, 2015, the Company reached a mutual agreement with KBM. Pursuant to the mutual agreement, the Company paid KBM $50,000 in full and final settlement of all outstanding convertible notes and accrued interest. The Company recorded a gain of $80,786 related to this settlement.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC ("LG") for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the year ended December 31, 2015, the Company issued 6,697,426 shares of common stock for the conversion of this note in the amount of $8,750 and accrued interest of $493. The note is currently in default and has a default interest rate of 24% per annum.

On November 10, 2014, the Company entered into a convertible promissory note with for $50,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 8% and matures on November 10, 2015. LG has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $46,981 related to the exchange. During the year ended December 31, 2015, the Company issued 546,961 shares of common stock for the conversion of this note in the amount of $35,000 and accrued interest of $909. During the year ended December 31, 2014, the Company issued 420 shares of common stock for the conversion of this note in the amount of $15,000 and accrued interest of $66.

Tarpon

On February 3, 2014, the Company entered into a convertible promissory note with Tarpon in the amount of $132,000. The promissory note was issued on terms of a court granted and approved settlement agreement with Tarpon on January 27, 2014. See Note 5. The note bears interest at 10% and matured on August 3, 2014. Tarpon has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 20 trading days prior to the conversion date. For interest that accrues pursuant to this note, the conversion price shall be at $0.001 regardless of the trading price. The conversion price should also be adjusted if the Company issued any shares, prior to the conversion of the note, at a price lower than the conversion price. During the year ended December 31, 2015, the Company issued 33,119 shares of common stock for the conversion of this note in the amount of $30,475 and accrued interest and fees of $7,742.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC ("WHC") for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. During the year ended December 31, 2015, WHC converted $42 of this note to 8,448 shares of common stock. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC ("Beaufort") for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. During the year ended December 31, 2015, the Company issued 1,206,880 shares of common stock for the conversion of this note in the amount of $10,034. This note is currently in default.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC ("Tangiers") for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the year ended December 31, 2015, the Company issued 17,363,872 shares of common stock for the conversion of this note in the amount of $18,644. This note is currently in default and has a default interest rate of 20% per annum.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. This note is currently in default and has a default interest rate of 20% per annum.

On December 3, 2014, the Company entered into a convertible promissory note with Tangiers for $45,000, which was issued in exchange for a portion of the promissory note issued to GGIL on January 23, 2014. The note matures on December 3, 2015. Tangiers has the right to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest three trading price during the ten trading days prior to the conversion date. During the year ended December 31, 2015, the Company issued 347,369 shares of common stock for the conversion of the entire note.

Darling Capital LLC

On November 6, 2014, the Company entered into a convertible promissory note with Darling Capital LLC ("Darling") for $25,000. The note matures on August 6, 2015. Darling has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest three trading prices during the fifteen trading days prior to the conversion date. During the year ended December 31, 2015, the Company issued 951,133 shares of common stock for the conversion of this note in the amount of $25,000 and accrued interest and fees of $11,245.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC ("GSM"). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the year ended December 31, 2015, the Company issued 1,251,479 shares of common stock for the conversion of this note in the amount of $13,834.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC ("Auctus") for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. This note is currently in default and has a default interest rate of 22% per annum. During the year ended December 31, 2015, the Company issued 4,342,628 shares of common stock for the conversion of accrued interest of $2,458.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matures on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company's common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. During the year ended December 31, 2015, Microcap converted $1,108 of this note to 1,600,000 shares of common stock.

Virtual Technology Group, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. During the year ended December 31, 2015, the Company issued 1,813 shares of common stock for the conversion of $71,000 of this note.

Gold Globe Investments, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. During the year ended December 31, 2015, the Company issued 1,729 shares of common stock for the conversion of $56,000 of this note.

Vista Capital Investments, LLC

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issuance discount of $25,000. The note matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company's common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 ("Sub-Penny"). $25,000 net proceeds were received on April 23, 2014. The remaining fund of this note has not been received. During the year ended December 31, 2014, the Company issued 333 shares of common stock for the conversion of a portion of this note in the amount of $35,000.

Debt Discount

The table below presents the changes of the debt discount during the years ended December 31, 2015 and 2014:

Amount

December 31, 2013	$180,778
Additions	4,490,543
Amortization	(2,673,303)
December 31, 2014	1,998,018
Additions	40,000
Amortization	(1,234,996)
December 31, 2015	$803,022

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is currently in default.

During the year ended December 31, 2014, the Company received a loan of $2,500 from its officer to open a new bank account.

NOTE 7 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 6 was made through the issuance of the Company's common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and "marked to market" each reporting period through the income statement. The fair value of the conversion future of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The conversion feature of the convertible notes issued during the years ended December 31, 2015 and 2014 was valued at $124,723 and $5,883,689, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $84,723 and $2,242,031 respectively, was expensed immediately as additional interest expense.

The Company remeasured the fair value of the instruments as of December 31, 2015 and 2014, and recorded an unrealized gain of $243,541 and unrealized loss of $1,439,211 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the derivative liability associated with the note conversion features were $2,985,575and $3,960,098, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	During 2015	During 2014	December 31, 2015	December 31, 2014
Estimated market value of common stock on measurement date	$0.0005~$90.01	$237,024~$30	$0.0006	$60
Exercise price	$0.00009~$15.00	$73,507.44~$15.00	$0.00024~0.00060	$24~$60
Discount rate	0.01%~0.54%	0.03%~0.12%	0.14% ~0.65%	0.12%
Expected volatility	270.12%~309.33%	236.58%~254.42%	282%	273%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Amount

Fair value at December 31, 2013	$439,424
Fair value of new financial derivatives	5,883,689
Increase due to exchange	98,482
Reclassification to equity	(3,900,708)
Change in fair value of derivative liabilities	1,439,211
Fair value at December 31, 2014	3,960,098
Fair value of new financial derivatives	124,723
Increase due to exchange	81,018
Reclassification to equity	(860,103)
Change in fair value of derivative liabilities	(243,541)
Gain from settlement	(76,620)
Fair value at December 31, 2015	$2,985,575

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2015 and 2014, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of December 31, 2015 and 2014, the Company had accounts payable of $ 1,604,915 and $1,007,382, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expenses and compensation.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company's chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2015 and 2014, the Company had a $94,500 and $58,500 payable to Jay Goodman, respectively.

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

On April 2, 2015, the Company's Board of Director approved a reserve split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares of common stock to 50 million. The reverse stock split of one hundred-for-one was effective on May 18, 2015. On May 26, 2015, the authorized number of share of common stock was changed to 3 billion.

On October 22, 2015, the Company's Board of Director approved a reserve split of the Company's authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares to 30 million .The reverse stock split of one hundred-for-one was effective on October 23, 2015. On December 1, 2015, the authorized number of shares of common stock was increased to 1 billion.

All share numbers or per share information are presented given the effects of the reverse stock splits.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0003 common shares for each Series A Preferred Share. As of December 31, 2015 and 2014, there were no Series A Preferred Stock outstanding.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock.. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. The Series B Preferred stock is convertible at a rate of 0.000000003 common stock for each Series B Preferred stock.

On July 3, 2012, the Company entered into an agreement with Maxwell Newbould to acquire certain assets and intellectual property related to Penny Auction Technology, in exchange for 88,000,000 shares of the Company's Series B preferred stock. The shares were issued to Gold Globe Investments acting as an escrow agent. The Series B preferred shares are to be held by Gold Globe Investments until such time as the Company concludes its due diligence. Gold Globe Investments holds the voting rights to these shares whilst the due diligence is conducted. The 88,000,000 shares of Series B Preferred stock issued was recorded at par value of $88,000 with a subscription receivable at the same amount. During the year ended December 31, 2015, the Company terminated this project. The 88,000,000 shares of the Company's Series B preferred stock were returned to the Company.

On July 14, 2013, the Company entered into a 12-month consultancy agreement with VTG to assist the Company in developing, marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG. The 192,000,000 Series B Preferred stock have been recorded at their estimated market value of $43,031.

Preferred Stock – Series C

On June 20, 2014, the Company authorized the creation of 10,000,000 shares of Series C preferred stock. The Series C preferred shares are convertible at a rate of 0.0003 common shares for each Series C Preferred Share.

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy ("Golden Galaxy") which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company's Series C preferred stock in June 2015 and recorded $5,000 of other asset. On April 1, 2015, the Company terminated the agreement and stopped receiving 1% of the gross wagering generated by Golden Galaxy.

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited ("ATL"). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in a series of transactions. These shares were recorded at their par value of $2,083 with a subscription receivable at the same amount. The Company has not received the certificate of ownership from ATL.

Common Stock

During the year ended December 31, 2015, the Company issued 351,300 shares for legal services. These shares are valued at $17,256 based on the market price on the issuance date.

During the year ended December 31, 2015, the Company issued 37,252,905 shares of common stock for the conversion of notes payable and accrued interest in the amounts of $431,184 and $8,197, respectively.

During the year ended December 31, 2015, the Company issued Tarpon 13,184,575 shares of its common stock according to the settlement agreement discussed in Note 3. These shares were valued at $112,936 based on the market price on the issuance date. $30,908 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $82,028 was recorded as a loss on settlement of debt.

On June 15, 2015, the Company issued 1,085,645 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

During the year ended December 31, 2015, a company controlled by the Company's chief executive officer paid $427,000 software usage cost on behalf of the Company and forgave the amount the Company owed. The Company recorded the software cost and capital contribution for such transaction.

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know-how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 1 share of its common stock for the acquisition. The closing of this transaction is upon the Company's satisfaction of the product and the product is currently under construction. The Company valued these shares based on the market price on the issuance date and recorded $73,589 as a subscription receivable for the shares issued.

On August 12, 2014, the Company entered into a subscription agreement with Longma Holdings Limited, in which the Company sold an aggregate of 33 shares of common stock at a purchase price of $9,000 per share, for net proceeds of $300,000.

During the year ended December 31, 2014, the Company issued 152 common shares and 162,000,000 shares of Series B preferred stock for services provided by vendors, consultants, directors and employees. These shares were valued at $336,556 based on the market price on the issuance date.

During the year ended December 31, 2014, the Company issued 6,682 shares of common stock for the conversion of notes payable and accrued interest in the amounts of $1,938,455 and $34,165, respectively.

In January and June, 2014, the Company issued a total of 21 shares of its common stock to settle accounts payable of $153,000 to Portspot Consultants Limited, Mr. Goodman, Pancar Capital LLC, and Portspot.

During the year ended December 31, 2014, the Company issued Tarpon 1,329 shares of its common stock according to the settlement agreement discussed in Note 3. These shares were valued at $1,071,248 based on the market price on the issuance date. $462,212 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $260,679 was recorded as a loss on settlement.

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

NOTE 11 – CONCENTRATIONS

The Company's revenues for the year ended December 31, 2015 were from four customers. As of December 31, 2015, the aggregate amount due from three customers was $442,099, which included $131,599 receivable for expenses paid on behalf of one customer.

For the year ended December 31, 2015, $2,363,479 of the Company's software usage costs were related to one vendor.

The Company's revenues for the year ended December 31, 2014 were from three customers. As of December 31, 2014, the aggregate amount due from three customers was $257,864 which included $89,736 receivable for expenses paid on behalf of one customer.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement expired on December 31, 2014, but was extended to October 31, 2016. Rent is approximately $42,000 per year and the Company paid a $7,535 security deposit.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company issued 101,559,191 shares of common stock for the conversion of various convertible notes as follows:

Note holder	Share Issued	Principal Converted	Accrued Interest Converted

Tangiers	56,016,667	$3,681	$-
LG	37,759,200	3,250	334
GSM	4,938,324	247	-
Auctus	2,845,000	-	341
Total	101,559,191	$7,178	$675

Subsequent to December 31, 2015, the Company also issued 5,136,000 shares of common stock pursuant to a settlement agreement. See Note 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2015 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

■	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

■

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

■

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2015:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

■	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

■	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

■	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company's efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management's report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company's management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position

Anthony Brian Goodman	57	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Michael Silverman	71	Director
Weiting Feng	33	Director

Biographical Information of Directors and Officers

Brian Goodman: Mr. Goodman was appointed as President, Chief Executive Officer, Chief Financial Officer and Director on February 23, 2011. He has over 20 years of senior management and business development experience with technology and the internet gaming industry. Mr. Goodman's online gaming experience in start-up casino and poker operations includes the use of leading gaming software platforms such as Boss Media, Playtech Ltd, and Real Time Gaming. He has in depth knowledge and understanding of the statistical workings and configurations of online games and loyalty systems and has established an international reputation for his expertise, has a wide network of key relationships, and is well known and respected in the online gaming world. Mr. Goodman was appointed as secretary on December 31, 2014.

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

Weiting Feng: Ms. Feng was appointed as a director on April 4, 2015. She holds a Masters of Commerce Degree; she has worked in the financial arena for more than 10 years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as preparing the Notes and the MD&A in conjunction with vast experience in dealing with compliance and regulations with particular respect to the SEC and FINRA.

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

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition.

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

Conflicts of Interest

Although Messrs. Goodman and Silverman and Miss Feng do not work with technology companies or gaming companies other than ours, they may do so in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman and Silverman and Miss Feng, other than a requirement that any deemed conflict is discussed at Board of Director meetings and reflected in the Board of Directors minutes.

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

Directors' and Officers' Liability Insurance

Elray does not have directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Total ($)

Anthony B. Goodman	2015	258,000		-	-	258,000
President, Director, Chief Financial Officer	2014	258,000		-	-	258,000

Dr. Roy Sugarman, Director	2015	-		-	-	-
	2014	-		-	15,000	15,000

Weiting Feng, Director	2015	55,702	(1)	-	-	55,702
	2014	61,096	(1)	-	15,000	76,096

_________

(1) Fees for consulting services.

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

The following summarizes amounts earned by each Director in the fiscal years ended December 31, 2015 and 2014 were listed in the summary compensation table.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended December 31, 2015 and 2014.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2015 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

	Name and Address of	Relationship to	Shares Beneficially	Percent
Title of Class	Owner	Company	Owned (1)	Owned (1)

Common Stock	Brian Goodman	Director (2)	1,085,666	2.09%

Common Stock	Michael Silverman	Director	8	0.00%

Common Stock	Weiting Feng	Director	5	0.00%

Total			1,085,679	2.09%

_________

(1) Applicable percentage of ownership is based on 51,885,020 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2015. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2015 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 2 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 5 shares owned by family members residing with Mr. Goodman.

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

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, when the loan becomes payable. As of December 31, 2015 and 2014, loans from Elmside were $55,991 and $55,991, respectively.

As of December 31, 2015 and 2014, the Company had accounts payable of $1,604,915 and $1,007,382 to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company's chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2015 and 2014, the Company had payables of$94,500 and $58,500, respectively, to Jay Goodman.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2015	2014
Audit Fees
GBH CPAs, PC	$36,850	$45,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are included under " Item 8. Financial Statements and Supplementary Data."

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

ELRAY RESOURCES, INC.

March 30, 2016	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Anthony Goodman
Anthony Goodman
Director

March 30, 2016	By:	/s/ Weiting Feng
Weiting Feng
Director

March 30, 2016	By:	/s/ Roy Sugarman
Roy Sugarman
Director

