Form 10-Q
period 2016-03-31
ELRAY RESOURCES, INC.
filed 2016-05-16
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The issuer had 640,191,880 shares of common stock issued and outstanding as of May 10, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$189,863	$111,133
Accounts receivable	1,164,532	310,500
Other receivable	131,599	131,599
Prepaid expenses	11,312	11,414
Total current assents	1,497,306	564,646
Rent deposit	7,535	7,535
Other asset	5,000	5,000
Total assets	$1,509,841	$577,181

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,410,084	$1,400,492
Accounts payable – related parties	2,880,092	1,699,415
Advances from shareholders	58,491	58,491
Settlement payable	2,162,159	2,163,092
Notes payable	132,929	188,286
Convertible notes payable, net of discounts	2,655,242	2,474,637
Derivative liabilities - note conversion feature	2,766,617	2,985,575
Total liabilities	12,065,614	10,969,988

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, issued and outstanding	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 2,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 1,500,000,000 shares authorized, 159,976,262 and 51,885,020 shares issued and outstanding, respectively	159,976	51,885
Additional paid-in capital	17,524,889	17,586,393
Subscriptions receivable	(75,672)	(75,672)
Accumulated deficit	(28,364,049)	(28,154,496)
Total shareholders' deficit	(10,555,773)	(10,392,807)
Total liabilities and shareholders' deficit	$1,509,841	$577,181

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2016	2015

Revenues	$1,376,932	$130,704
Operating expenses:

Software usage costs	1,156,255	-
General and administrative expenses	385,202	361,186
Amortization of intangible asset	-	288,977
Total operating expenses	1,541,457	650,163

Loss from operations	(164,525)	(519,459)

Other income (expense):
Interest expense	(226,255)	(524,478)
Unrealized gain (loss) on derivative liability - note conversion feature	186,963	(145,376)
Loss on settlement of accounts payable	(5,736)	(90,674)
Total other income (expense)	(45,028)	(760,528)
Net loss	$(209,553)	$(1,279,987)

Net loss per common share - basic and diluted	$(0.00)	$(23.55)
Weighted average number of common shares outstanding - basic and diluted	99,026,812	54,349

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(209,553)	$(1,279,987)
Adjustments to reconcile net loss to cash used in operations activities:
Stock-based compensation	-	6,150
Amortization of intangible assets	-	288,977
Amortization of debt discount	187,853	461,265
Non-cash interest expense related to conversion feature of notes payable	-	42,743
Unrealized (gain) loss on derivative liabilities - note conversion feature	(186,963)	145,376
Loss on settlement of accounts payable	5,736	90,674
Changes in operating assets and liabilities:
Accounts receivable	(854,032)	5,078
Prepaid expenses	102	(5,000)
Accounts payable and accrued liabilities	10,267	66,103
Accounts payable – related parties	1,180,677	152,387
Net cash provided by (used in) operating activities	134,087	(26,234)

Cash flows from financing activities:
Proceeds from convertible notes payable	-	40,000
Repayment of short-term notes payable	(55,357)	-
Net cash provided by (used in) financing activities	(55,357)	40,000

Net increase (decrease) in cash	78,730	13,766
Cash at beginning of period	111,133	27,447
Cash at end of period	$189,863	$41,213

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$903,589
Debt discount-derivative liability on note conversion feature	$-	$40,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Elray Resources, Inc. ("Elray" or the "Company"), a Nevada corporation, formed on December 13, 2006 has been providing marketing and support for online gaming operations.

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. ("Elray" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2015 on Form 10-K filed on March 30, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2015 have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC").

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2016 and December 31, 2015, there were no allowances for doubtful accounts.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of March 31, 2016 and 2015, potentially dilutive securities include notes convertible to 12,681,208,148 and 40,880 shares of the Company's common stock, respectively. As of March 31, 2016 and 2015, potentially dilutive securities also include preferred stock convertible to 2,126 and 695 shares of the Company's common stock, respectively.

Recent Accounting Pronouncements

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $209,553 for the three months ended March 31, 2016.  The Company had a working capital deficit, stockholders' deficit and accumulated deficit of $10,568,307, $10,555,773 and $28,364,049, respectively, at March 31, 2016. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

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

On December 29, 2015, the Company issued Tarpon 4,101,000 shares which were sold during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company issued Tarpon 5,136,000 common shares which have been sold entirely. Net proceeds from the sale amounted to $933 was remitted to the original claim holders. As of March 31, 2016, the Company has settlement payable of $2,162,159.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2016 and December 31, 2015 consisted of the following:

	Final Maturity	Interest Rate	March 31, 2016	December 31, 2015

Morchester International Limited	July 14, 2012	15%	35,429	35,429
Morchester International Limited	July 14, 2012	8%	10,000	10,000
PowerUp Lending Group, Ltd	August 15, 2016	43%	59,524	96,428
PowerUp Lending Group, Ltd	August 5, 2016	54%	27,976	46,429
Total			$132,929	$188,286

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

Convertible notes payable

Convertible notes payable, at March 31, 2016 and December 31, 2015 consisted of the following:

	Interest Rate	March 31, 2016	December 31, 2015

JSJ Investments, Inc.	10%~12%	133,293	133,293
LG Capital Funding, LLC	8%	25,000	28,250
WHC Capital, LLC	12%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	0%~10%	65,675	69,356
GSM Fund Management, LLC	12%	48,349	48,666
Auctus Private Equity Fund, LLC	8%	40,000	40,000
Microcap Equity Group, LLC	10%	18,892	18,892
Virtual Technology Group, Ltd	0%	481,500	481,500
Gold Globe Investment Ltd	0%	2,324,000	2,324,000
Vista Capital Investments, LLC	12%	5,800	5,800
Subtotal		3,270,411	3,277,659
Debt discount		(615,169)	(803,022)
Total		$2,655,242	$2,474,637

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of March 31, 2016, the remaining principal of $10,670 has not been converted.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum. As of March 31, 2016, balance of this note was $50,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matures on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at a discount of 60% of the lowest trading price on the twenty days before the date this note is executed, or 60% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default. As of March 31, 2016, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. As of March 31, 2016, balance of this note was $32,623.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the three months ended March 31, 2016, the Company issued 37,759,200 shares of common stock for the conversion of this note in the amount of $3,250 and accrued interest of $334. The note is currently in default and has a default interest rate of 24% per annum.

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

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC ("Tangiers") for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the three months ended March 31, 2016, the Company issued 56,016,667 shares of common stock for the conversion of this note in the amount of $3,681. This note is currently in default and has a default interest rate of 20% per annum.

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

GSM Fund Management LLC

On January 30, 2015, the Company entered into the assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC ("GSM"). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the three month ended March 31, 2016, the Company issued 6,334,375 shares of common stock for the conversion of this note in the amount of $317. The note is currently in default and has a default interest rate of 18%.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC ("Auctus") for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. During the three months ended March 31, 2016, the Company issued 2,845,000 shares of common stock for the conversion of accrued interest in the amount of $341.

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

Debt Discount

The table below presents the changes of the debt discount during the three months ended March 31, 2016:

Amount

December 31, 2015	$803,022
Amortization	(187,853)
March 31, 2016	$615,169

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

During the year ended December 31, 2014, the Company received a loan of $2,500 from its officer to open a new bank account. As of March 31, 2016, the Company has not repaid the loan.

NOTE 5 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

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

The Company remeasured the fair value of the instrument as of March 31, 2016, and recorded an unrealized gain of $186,963 for the three months ended March 31, 2016. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2015	Various Dates in 2016	March 31, 2016

Stock price on measurement date	$0.0006	$0.0002 ~ $0.0006	$0.0003
Exercise price	$0.00024~$0.0006	$0.00004~$0.0001	$0.00012~$0.0003
Discount rate	0.14%~0.65%	0.09%~0.49%	0.18%~0.59%
Expected volatility	282%	277%~281%	277%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2015	$2,985,575
Reclassification to equity	(31,995)
Change in fair value of derivative liabilities	(186,963)
Fair value at March 31, 2016	$2,766,617

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Commitments and Contingencies

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement, as amended, expires on October 31, 2016 . Rent is approximately $42,000 per year and the Company paid a $7,535 security deposit.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2016 and December 31, 2015, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of March 31, 2016 and December 31, 2015, the Company had accounts payable of $2,776,592 and $1,604,915, respectively, to its chief executive officer and a company owned by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company's chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of March 31, 2016 and December 31, 2015, the Company has a $103,500 and $94,500 payable to Jay Goodman, respectively.

NOTE 8 – EQUITY

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at arate of 0.0003 common shares for each Series A Preferred Share. As of March 31, 2016 and December 31, 2015, there were no Series A Preferred Stock outstanding.

Preferred Stock – Series B

On July 1, 2012, the Company authorized the creation of 100,000,000 shares of Series B preferred stock. On September 24, 2012, the authorized Series B Preferred Stock was increased from 100,000,000 to 280,000,000. The Series B Preferred stock is convertible at a rate of0.000000003 common stock for each Series B Preferred stock.

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

On September 18, 2014, the Company entered into an agreement with Yangjiu Xie, owner of Asialink Treasure Limited ("ATL"). Pursuant to the agreement, the Company issued 2,083,333 shares of its Series C preferred stock as part of the consideration to acquire 49% of the outstanding shares of ATL in a series of transactions. These shares were recorded at their par value of $2,083 with a subscription receivable at the same amount. The Company has not received thecertificate of ownership from ATL.

Common Stock

During the three months ended March 31, 2016, the Company issued 102,955,242 shares of common stock for the conversion of notes payable and accrued interest of $7,248 and $675, respectively. See Note 5.

On December 29, 2015, the Company issued Tarpon 4,101,000 shares which were sold during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company issued Tarpon 5,136,000 shares of its common stock, respectively according to the settlement agreement discussed in Note 3. These shares were valued at $6,669 based on the market price on the issuance date. $933 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $5,736 was recorded as loss on settlement.

NOTE 9 – CONCERNTRATION

The Company's revenues for the three months ended March 31, 2016 were from one customer. As of March 31, 2016, the aggregate amount due was $1,296,131. The Company's software usage cost for the three months ended March 31, 2016 was all related to charges pass through to Elray by an entity controlled by the Company's chief executive officer.

NOTE 10 – SUBSEQUENT EVENTS

On April 6, 2016, the Company filed a certificate of Amendment with the Nevada Secretary of State to increase authorized number of common stock from 1 billion shares to 1.5 billion.

On April 19, 2016, the Company issued 233,333,334 shares of common stock to settle accounts payable of $90,000 to Mr. Goodman.

Subsequent to March 31, 2016 the Company issued 246,882,284 common shares for conversion of $19,874 note principal and $720 accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2015 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On December 9, 2011, Elray entered into an Amended Purchase Agreement ("Amended Splitrock Agreement") which amended certain elements of the SplitrockAgreement originally entered into by the parties on February 23, 2011. Whereas under the Splitrock Agreement, the Company was to acquire 100% of the shares ofSplitrock, pursuant to the Amended Splitrock Agreement, the Company shall instead acquire only certain assets and liabilities of Splitrock.

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

On April 10, 2013, the Company entered into a 12-month consultancy agreement with online casino operator, Universal Technology Investments Limited ("UTI"). The company would assist in the marketing and support of UTI's online casino for a twelve-month term with a provision to provide additional services as UTI expands their gaming portfolio. The consultancy service was not started until January 2014. This agreement not only brings operating revenue to the company, but also solidifies the expertise in the online gaming market, and assists in positioning the company with respect to being a premier turnkey service provider for both the online and mobile gaming sector.

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

Plan of Operation

Elray has developed and acquired unique valuable technology that provides state of the art turnkey, marketing tools and CRM systems for online gaming operators.

Our primary competition is expected from overseas based online gaming technology companies. With few exceptions, significant listed gaming companies (many of which are listed on the London Stock Exchange) operate using their own software.  As an independant online gaming technology provider, we believe that we retain the ability to provide the best turnkey solutions allowing operators to choose the best of breed and most profitable content available. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenues

We generated $1,376,932 revenues during the three months ended March 31, 2016 compared to $130,704 for the three months ended March 31, 2015. Revenues for the three months ended March 31, 2016 was related to the marketing tools and CRM systems provided to customers.

Software usage costs

Software usage costs were $1,156,255 and $0, respectively, for three months ended March 31, 2016 and 2015. Software usage costs represent cost paid through our related company to an online game provider. The arrangement with the game provider was entered after March 31, 2015, as such, there was no such cost in the three months ended March 31, 2015.

Operating Expenses

During the three months ended March 31, 2016 and 2015, general and administrative expenses were $385,202 and $361,186, respectively. The increase in general and administrative expense was primarily a result of the increase of professional and legal fees. Professional and legal fees were $42,709 and $24,414 for the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016 and 2015, depreciation and amortization expense was $0 and $288,977, respectively. The decrease was due to the uncertain recoverability of intangible assets acquired in 2014; management evaluated the carrying value on the intangible and recorded an impairment of $1,252,244 in 2015.

Interest Expenses

During the three months ended March 31, 2016 and 2015, interest expense was $226,255 and $524,478, respectively. The decrease of interest expense was mainly due todecrease of interest expense occurred on issuance of convertible debt.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $186,963 for the three months ended March 31, 2016 compared to unrealized loss of $145,376 for the three months ended March 31, 2015. The change was primarily resulted from the fluctuation of the Company's stock price.

Loss on settlement of accounts and notes payable

Loss on settlement of accounts notes payable was $5,736 for the three months ended March 31, 2016 and $90,674 for the three months ended March 31, 2015. The decrease was mainly due to less loss associated with the issuance of common shares to Tarpon for settlement payable during the three months ended March 31, 2016.

Net Loss

We incurred net losses of $209,553 and $1,279,987 for the three months ended March 31, 2016 and 2015, respectively. The decrease of net loss in 2016 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $189,863 in cash at March 31, 2016.

Our cash provided by operating activities for the three months ended March 31, 2016 was $134,087 compared to $26,234 of cash used in operating activities for the three months ended March 31, 2015. The change of cash flow for operating activities was primarily attributable to collection of receivable from our customer and delay on payment to our vendor during the three months ended March 31, 2016.

Our cash used in financing activities for the three months ended March 31, 2016 was $55,357, compared to $40,000 of cash provided by the financing activities for the three months ended March 31, 2015. Cash used in financing activities for the three months ended March 31, 2016 was related to payments on short-term notes. Cash provided from financing activities was related to proceeds from convertible notes.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued 102,955,242 shares of common stock for the conversion of notes payable.

During the three months ended March 31, 2016, the Company issued Tarpon 5,136,000 shares of common stock according to the settlement agreement discussed in Note 4 to the consolidated financial statements.

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

ELRAY RESOURCES, INC.

Date: May 16, 2016	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

