Form 10-Q
period 2016-09-30
ELRAY RESOURCES, INC.
filed 2016-11-14
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 1,001,938,251 shares of common stock issued and outstanding as of November 10, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$79,361	$111,133
Accounts receivable, net of allowance	31,353	36,873
Accounts receivable – related parties	1,469,668	405,226
Note receivable – related party	14,053	-
Prepaid expenses	13,644	11,414
Total current assents	1,608,079	564,646
Rent deposit	7,535	7,535
Other assets	5,000	5,000
Total assets	$1,620,614	$577,181

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,488,924	$1,400,492
Accounts payable – related parties	3,050,511	1,699,415
Advances from shareholders	59,391	58,491
Settlement payable	2,162,159	2,163,092
Notes payable	227,434	188,286
Convertible notes payable, net of discounts	2,954,666	2,474,637
Derivative liabilities - note conversion feature	2,003,198	2,985,575
Total liabilities	11,946,283	10,969,988

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 issued and outstanding	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 10,000,000 shares authorized, 1,001,938,251 and 51,885,020 shares issued and outstanding, respectively	1,001,938	51,885
Additional paid-in capital	16,930,391	17,586,393
Subscriptions receivable	(75,672)	(75,672)
Accumulated deficit	(28,381,409)	(28,154,496)
Total shareholders' deficit	(10,325,669)	(10,392,807)
Total liabilities and shareholders' deficit	$1,620,614	$577,181

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$676,923	$1,301,657	$3,757,227	$1,915,733
Operating expenses:
Software usage costs	526,887	1,238,730	2,925,273	1,238,730
General and administrative	338,649	361,699	1,177,014	1,088,707
Amortization of intangible asset	-	288,978	-	866,934
Total operating expenses	865,536	1,889,407	4,102,287	3,194,371
Loss from operations	(188,613)	(587,750)	(345,060)	(1,278,638)

Other income (expense):
Interest expense	(231,624)	(265,167)	(694,426)	(1,125,047)
Unrealized gain on change in fair value of derivative liabilities – note conversion feature	419,076	127,874	792,698	153,138
Gain (loss) on settlement of accounts payable and notes payable	-	(14,090)	19,875	(146,607)
Total other income (expense)	187,452	(151,383)	118,147	(1,118,516)
Net loss	$(1,161)	$(739,133)	$(226,913)	$(2,397,154)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,001,938,251	500,226,116	581,606,638	1,472,328,414

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(226,913)	$(2,397,154)
Bad debt expense	5,520	-
Adjustments to reconcile net loss to cash provided by operations activities:
Stock-based compensation	-	17,094
Amortization of intangible assets	-	866,934
Amortization of debt discount	565,626	1,035,647
Non-cash interest expense related to conversion feature of notes payable	-	42,745
Unrealized gain on change in fair value of derivative liabilities	(792,698)	(153,138)
Loss on settlement of accounts payable and notes payable	(19,875)	146,607
Changes in operating assets and liabilities:
Accounts receivable	-	(289,475)
Accounts receivable – related parties	(1,064,442)
Prepaid expenses	(2,230)	(5,000)
Accounts payable and accrued liabilities	97,968	200,114
Accounts payable – related parties	1,441,096	580,409
Net cash provided by operating activities	4,052	44,783

Cash flows from investing activities:
Investment in note receivable – related party	(14,053)	-
Net cash used in investing activities	(14,053)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	40,000

Proceeds from short-term notes payable	185,000	-
Repayment of short-term notes payable	(207,671)	-
Advances from related party	900	-
Net cash provided by (used in) financing activities	(21,771)	40,000

Net change in cash and cash equivalents	(31,772)	84,783
Cash and cash equivalents at beginning of period	111,133	27,447
Cash and cash equivalents at end of period	$79,361	$112,230

Supplemental disclosure of cash flows information:
Cash paid for interest	$65,572	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$137,703	$1,460,351
Common stock issued to acquire other asset	$-	$5,000
Debt discount - derivative liabilities on notes payable conversion feature	$-	$40,000

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Elray Resources, Inc. ("Elray" or the "Company"), a Nevada Company formed on December 13, 2006, has been providing marketing and support for online gaming operations.

The accompanying unaudited interim consolidated financial statements of Elray Resources, Inc. (“Elray” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2015 on Form 10-K filed on March 30, 2016.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2016 and December 31, 2015, allowances for doubtful accounts was $5,520 and $0, respectively.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of September 30, 2016 and 2015, potentially dilutive securities include notes convertible to 37,222,228,889 and 38,482,328,944 shares, respectively, of the Company’s common stock. As of September 30, 2016 and 2015, potentially dilutive securities also include preferred stock convertible to 2,126 and 2,363 shares of the Company’s common stock, respectively.

Subsequent Events

Elray evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a net loss of $226,913 for the nine months ended September 30, 2016. The Company had a working capital deficit and stockholders’ deficit of $10,338,204 and $10,325,669 respectively, at September 30, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

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

On December 29, 2015, the Company issued Tarpon 4,101,000 shares which were sold during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company issued Tarpon 5,136,000 common shares which have been sold entirely. Net proceeds from the sales amounted to $933 was remitted to the original claim holders. As of September 30, 2016, the Company has settlement payable of $2,162,159.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2016 and December 31, 2015 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2016	December 31, 2015

Morchester International Limited	July 14, 2012	15%	$35,429	$35,429
Morchester International Limited	July 14, 2012	8%	10,000	10,000
PowerUp Lending Group, Ltd	August 15, 2016	43%	-	96,428
PowerUp Lending Group, Ltd	August 5, 2016	54%	-	46,429
PowerUp Lending Group, Ltd	February 22, 2017	33%	31,280	-
Auctus Private Equity Fund, LLC	June 27, 2016	N/A	41,213	-
PowerUp Lending Group, Ltd	May 6, 2017	46%	61,679	-
PowerUp Lending Group, Ltd	July 20, 2017	46%	47,743	-
Total			$227,344	$188,286

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

On October 19, 2015, the Company entered into a loan agreement with PowerUp Lending Group, Ltd. ("PowerUp") for $125,000. Total repayment amount for the loan is $168,750. The loan is payable daily at $804. As of September 30, 2016, the loan has been paid off.

On December 10, 2015, the Company entered into another loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $67,500. The loan is payable daily at $402. As of September 30, 2016, the loan has been paid off.

On May 6, 2016, the Company entered into a third loan agreement with PowerUp for $60,000. Total repayment amount for the loan is $76,000. The loan is payable daily at $360.

On June 27, 2016, the Company reached a settlement agreement with Auctus. Pursuant to the settlement agreement, the Company agreed to pay $61,819 in full and final settlement of all outstanding convertible notes and accrued interest. During the nine months ended September 30, 2016, the Company made a payment of $20,606.

On July 28, 2016, the Company entered into a fourth loan agreement with PowerUp for $75,000. Total repayment amount for the loan is $95,250. The loan is payable daily at $451.

On September 14, 2016, the Company entered into a fifth loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $63,500. The loan is payable daily at $301.

Convertible notes payable

Convertible notes payable, at September 30, 2016 and December 31, 2015, consisted of the following:

	Interest Rate	September 30, 2016	December 31, 2015

JSJ Investments, Inc.	10%~12%	$128,853	$133,293
LG Capital Funding, LLC	8%	13,000	28,250
WHC Capital, LLC	12%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	0%~10%	51,178	69,356
GSM Fund Management, LLC	12%	40,937	48,666
Auctus Private Equity Fund, LLC	8%	-	40,000
Microcap Equity Group, LLC	10%	18,892	18,892
Virtual Technology Group, Ltd	0%	481,500	481,500
Gold Globe Investments Ltd	0%	2,324,000	2,324,000
Vista Capital Investments, LLC.	12%	5,800	5,800
Subtotal		3,192,062	3,277,659
Debt discount		(237,396)	(803,022)
Total		$2,954,666	$2,474,637

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of September 30, 2016, the remaining principal of $10,670 has not been converted.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum. During the nine months ended September 30, 2016, JSJ converted $4,440 of its note to 56,061,179 shares of common stock. As of September 30, 2016, balance of this note was $45,560.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matures on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. As of September 30, 2016, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matures on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. As of September 30, 2016, balance of this note was $32,623.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG for $37,000. The note matures on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2016, the Company issued 203,625,734 shares of common stock for the conversion of this note in the amount of $15,250 and accrued interest of $1,765. As of September 30, 2016, balance of this note was $13,000. The note is currently in default and has a default interest rate of 24% per annum.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC (“WHC”) for $75,000. The note bears interest at 12% and matures on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. As of September 30, 2016, balance of this note was $116,936. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. As of September 30, 2016, balance of this note was $10,966. This note is currently in default.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC (“Tangiers”) for $55,000. The note matures on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the nine months ended September 30, 2016, the Company issued 320,350,758 shares of common stock for the conversion of this note in the amount of $18,178. As of September 30, 2016, balance of this note was $18,178.This note is currently and has a default interest rate of 20% per annum.

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

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matures on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the nine months ended September 30, 2016, the Company issued 128,701,226 shares of common stock for the conversion of this note in the amount of $7,729. As of September 30, 2016, balance of this note was $40,937. The note is currently in default and has a default interest rate of 18%.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC (“Auctus”) for $40,000. The note matures on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. During the nine months ended September 30, 2016, the Company issued 2,845,000 shares of common stock for the conversion of accrued interest in the amount of $341.

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

Debt Discount

The table below presents the changes of the debt discount during the nine months ended September 30, 2016:

Amount

December 31, 2015	$803,022
Amortization	(565,626)
September 30, 2016	$237,396

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

During nine months ended September 30, 2016, the Company received a loan of $900 from its officer to open a new bank account. As of September 30, 2016, the Company had advances of $3,400 from its officer.

NOTE 5 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the note as further described in Note 4 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instrument as of September 30, 2016, and recorded an unrealized gain of $792,698 for the nine months ended September 30, 2016. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2015	Various Dates in 2016	September 30, 2016
Stock price on measurement date	$0.0006	$0.0002~0.0006	$0.0001
Exercise price	$0.00024~$0.0006	$0.00004~$0.0001	$0.00004~$0.00005
Discount rate	0.14%~0.65%	0.09%~0.49%	0.20%~0.36%
Expected volatility	282%	277%~281%	269%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2015	$2,985,575
Reclassification to equity	(149,679)
Loss on settlement	(40,000)
Change in fair value of derivative liabilities	(792,698)
Fair value at September 30, 2016	$2,003,198

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

Commitments and Contingencies

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement, as amended, expires on October 31, 2019. Rent is approximately $42,000 per year and the Company paid a $7,535 security deposit.

On September 28, 2016, the Company entered into a settlement agreement with the U.S. Security and Exchange Commission. Pursuant the agreement, the Company agreed to pay $50,000 civil penalties for failing to disclose the sale of unregistered equity securities and the existence of the related agreements. As of September 30, 2016, $45,000 payable related to this settlement was included in accounts payable and accrued liabilities on the balance sheet.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2016 and December 31, 2015, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

As of September 30, 2016 and December 31, 2015, the Company had accounts payable of $2,929,011 and $1,604,915, respectively, to its chief executive officer and a company controlled by the chief executive officer for reimbursement of expense, compensation, and liabilities assumed from Splitrock.

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of September 30, 2016 and December 31, 2015, the Company has a $121,500 and $94,500 payable to Jay Goodman, respectively.

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the nine months ended September 30, 2016 and 2015, revenues from UTI were $3,697,967 and $1,787,103, respectively. As of September 30, 2016 and December 31, 2015, the Company has receivable of $1,410,407 and $405,226, respectively, from UTI.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of September 30, 2016, note receivable from GMGI was $14,053.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate Pty Ltd (Articulate), a company controlled by Elray’s chief executive officer. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and a client and became an agent that receives net commission from Articulate.

For the nine months ended September 30, 2016, revenues generated through Articulate was $59,260. As of September 30, 2016, the Company has receivable from Articulate of $59,260.

NOTE 8 – EQUITY

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0003 common shares for each Series A Preferred Share. As of September 30, 2016 and December 31, 2015, there were no Series A Preferred Stock outstanding.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company’s Series C preferred stock in June 2015 and recorded $5,000 of other asset. On April 1, 2015, the Company terminated the agreement and stopped receiving 1% of the gross wagering generated by Golden Galaxy.

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

Common Stock

On December 29, 2015, the Company issued Tarpon 4,101,000 shares which were sold during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company issued Tarpon 5,136,000 shares of its common stock according to the settlement agreement discussed in Note 3. These shares were valued at $6,669 based on the market price on the issuance date. $933 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $5,736 was recorded as loss on settlement.

On April 14, 2016, the Company issued 233,333,334 shares of common stock to settle accounts payable of $90,000 with Mr. Goodman.

During the nine months ended September 30, 2016, the Company issued 950,053,231 shares of common stock for the conversion of notes payable and accrued interest of $45,597 and $2,106, respectively. See Note 4.

NOTE 9 – CONCERNTRATION

The Company’s revenues for the nine months ended September 30, 2016 were from two related parties. As of September 30, 2016, the aggregate amount due from these two related parties was $1,469,668. The Company’s software usage cost for the nine months ended September 30, 2016 was all related to charges pass through to Elray by an entity controlled by the Company’s chief executive officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2015 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On June 27, 2016, the Company’s Board of Director approved a reverse split of the Company’s issued and outstanding shares of common stock, par value $0.001, at a ratio of 150:1, such that every 150 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares to 10 million. The reverse split is yet to be approved by Financial Industry Regulatory Authority.

On August 24, 2016, the Company entered into a Strategic Partnership Agreement with Articulate Pty Ltd (“Articulate”), a company provides online intellectual property includes CRM systems, payment gateway system and back office marketing systems. Articulate agreed to provide online gaming support and marketing services to Elray. Both parties worked together to provide service to e-commerce and gaming companies. The agreement was made effective on August 1, 2016.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenues

We generated $676,923 revenues during the three months ended September 30, 2016 compared to $1,301,657 for the three months ended September 30, 2015. Revenues for the three months ended September 30, 2016 was related to the marketing tools and CRM systems provided to customers.

Operating Expenses

Software usage costs were $526,887 and $1,238,730, respectively, for three months ended September 30, 2016 and 2015. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with UTI and became an agent that receives net commission. As such, there was no software usage costs for August and September 2016.

During the three months ended September 30, 2016 and 2015, general and administrative expenses were $338,649 and $361,699, respectively.

During the three months ended September 30, 2016 and 2015, amortization expense was $0 and $288,978, respectively. The decrease was due to the uncertain recoverability of intangible assets acquired in 2014; management evaluated the carrying value on the intangible and recorded an impairment of $1,252,244 in 2015.

Interest Expenses

During the three months ended September 30, 2016 and 2015, interest expense was $231,625 and $265,167, respectively. The decrease of interest expense was mainly due to less amortization of debt discount on convertible debt during the three months ended September 30, 2016.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $419,077 for the three months ended September 30, 2016 compared to gain of $127,874 for the three months ended September 30, 2015. The change was primarily resulted from the fluctuation of the Company’s stock price.

Loss on Settlement of Accounts and Notes Payable

Loss on settlement of extinguishment of debt was $14,090 for the three months ended September 30, 2015. There was not payable settlement during the three months ended September 30, 2016.

Net Loss

We incurred loss of $1,160 and $739,133 for the three months ended September 30, 2016 and 2015, respectively. The decrease of net loss in 2016 was as a result of the items discussed above.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenues

We generated $3,757,277 revenues during the nine months ended September 30, 2016 compared to $1,915,733 for the nine months ended September 30, 2015. Revenues for the nine months ended September 30, 2016 was related to the marketing tools and CRM systems provided to customers.

Operating Expenses

Software usage costs were $2,925,273 and $1,238,730, respectively, for nine months ended September 30, 2016 and 2015. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with UTI and became an agent that receives net commission. As such, there was no software usage costs for August and September 2016.

During the nine months ended September 30, 2016 and 2015, general and administrative expenses were $1,177,014 and $1,088,707, respectively. The increase in general and administrative expense was primarily due to a penalty of $50,000 recorded during the nine months ended September 30, 2016 as a result of settlement with U.S. Securities and Exchange Committee for incompliance of disclosure requirements.

During the nine months ended September 30, 2016 and 2015, amortization expense was $0 and $866,934, respectively. The decrease was due to the uncertain recoverability of intangible assets acquired in 2014; management evaluated the carrying value on the intangible and recorded an impairment of $1,252,244 in 2015.

Interest Expense

During the nine months ended September 30, 2016 and 2015, interest expense was $694,426 and $1,125,047, respectively. The decrease of interest expense was mainly due to decrease of amortization of debt discount during the nine months ended September 30, 2015.

Unrealized gain on Change in Fair Value of Derivative Liabilities - Note Conversion Feature

Unrealized gain on change in fair value of derivative liabilities - note conversion feature was $792,698 for the nine months ended September 30, 2016 compared to unrealized gain of $153,138 for the nine months ended September 30, 2015. The change was primarily resulted from the fluctuation of the Company's stock price.

Gain (loss) on Settlement of Accounts and Notes Payable

Gain on settlement of accounts and notes payable was $19,875 for the nine months ended September 30, 2016 and loss on settlement of accounts and notes payable was $146,607 for the nine months ended September 30, 2015. The decrease was mainly due to the settlement on Auctus note and less loss associated with the issuance of common shares to Tarpon for settlement payable resulted a gain during the nine months ended September 30, 2016.

Net Loss

We incurred net losses of $226,913 and $2,397,154 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net loss in 2016 was as a result of the combination of items discussed above.

Liquidity and Capital Resources

The Company had $79,361 cash on hand at September 30, 2016.

Our cash provided by operating activities for the nine months ended September 30, 2016 was $4,052 compared $44,783 for the nine months ended September 30, 2015. The change was primarily attributable to more payment made for professional and consulting fees during the nine months ended September 30, 2016.

Our cash used in investing activities for the nine months ended September 30, 2016 was $14,053 which was related to the investment in note receivable from an affiliated company. There was no investing activities for the nine months ended September 30, 2015.

Our cash used in financing activities for the nine months ended September 30, 2016 was $21,771 compared to $40,000 of cash provided by financing activities for the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2016 was mainly related to payments of $207,671 on short-term notes which was partially offset by proceeds of $185,000 received from notes issued. Cash provided by financing activities for the nine months ended September 30, 2015 was from proceeds of convertible notes payable.

Since its inception, the Company has financed its cash requirements from the sale of common stock, issuance of notes and shareholder loans. Uses of funds have included activities to establish our business, professional fees, and other general and administrative expenses.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2016, the Company issued 711,583,897 shares of common stock for conversions of notes payable.

On December 29, 2015, the Company issued Tarpon 4,101,000 shares which were sold during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company issued Tarpon 5,136,000 shares of its common stock according to an settlement agreement.

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

ELRAY RESOURCES, INC.

Date: November 14, 2016	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

