Form 10-K
period 2016-12-31
ELRAY RESOURCES, INC.
filed 2017-04-12
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

On June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $90,525, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.01. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 5, 2017, the registrant had 1,284,083,093 shares of its Common Stock, $0.001 par value, outstanding.

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

Item 1 Business

DESCRIPTION OF BUSINESS

In General

Elray Resources, Inc. (“Elray” or “Company”) was incorporated in Nevada on December 13, 2006.

On February 23, 2011, Elray entered into a Purchase Agreement (the “Splitrock Agreement”) to acquire 100% of the issued and outstanding shares of Splitrock Ventures (BVI) Limited (“Splitrock”), a British Virgin Islands company. Splitrock is in the online gaming business. On the closing date, pursuant to the terms of the Splitrock Agreement, Anthony Goodman, representing the shareholders of Splitrock, acquired shares of Elray’s common stock, which resulted in a change of control under which 70% of the shares of Elray were held by the previous shareholders of Splitrock. In accordance with the Splitrock Agreement, Barry J. Lucas resigned as Chairman and Director and Anthony Goodman was elected as a replacement; Neil Crang resigned as Director and Donald Radcliffe and Roy Sugarman were elected as replacements; and Michael J. Malbourne resigned as Secretary and David E Price, Esq. was appointed as a replacement.

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

As part of the Amended Splitrock Agreement, Elray acquired gaming intellectual property, gaming domains, trademarks and player databases (“Splitrock IP”). Elray’s strategy is to provide online gaming to players in markets where such activities are legal.

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

All share number or per share information presented gives effect to the reverse stock split discussed above.

On August 24, 2016, the Company entered into a Strategic Partnership Agreement with Articulate Pty Ltd (“Articulate”), a company controlled by Mr. Brian Goodman, the Company’s CEO. Pursuant to the agreement, the Company agreed to provide online intellectual property includes CRM systems, payment gateway system and back office marketing systems. Articulate agreed to provide online gaming support and marketing services to Elray. Both parties started to work together to provide service to commerce and gaming companies. The agreement was made effective on August 1, 2016.

All share number or per share information presented gives effect to the reverse stock split discussed above.

About our Online Gaming Technology

Elray has developed and acquired unique valuable technology that provides state of the art turnkey, marketing tools and CRM systems for online gaming operators.

Elray is an established technology company, which owns and licenses gaming intellectual property, gaming content, gaming domains and trademarks.

Elray is a United States (“U.S.”) company and has a global presence in London, South Africa and Sydney, homes of the largest gaming operators, which helps Elray actively manage and serve its clients. Elray’s sophisticated software automatically declines any gaming requests from within the United States, in strict compliance with current U.S. law.

Elray’s sophisticated software systems automatically decline and denies any gaming requests from within illegal gaming jurisdictions including but not limited to the United States, Hong Kong, Singapore, United Kingdom, France, Italy and Israel and prevents any access to the products that we support from any of these jurisdictions ensuring that residents of these countries cannot participate and are in strict compliance with the laws of these countries.

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

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) became United States law in late 2006 and effectively curtailed legal participation by U.S. players in online gambling. The UIGEA prevented financial transactions related to online gaming in the U.S. Players in the U.S. are currently legally precluded from participating in online gambling. Elray’s online gaming products are not available to U.S. players and also not available to residents of Hong Kong.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays approximately $36,000 per year plus applicable local sale tax and sharing expenses. The lease expires on October 31, 2019.

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

	2016		2015
Quarter ended	High	Low	High	Low
December 31	$0.0002	$0.0001	$0.0100	$0.0000
September 30	0.0001	0.0001	0.0300	0.0000
June 30	0.0009	0.0001	1.0000	0.0100
March 31	0.0007	0.0002	90.0100	1.0000

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2016, there were approximately 101 holders of our common stock.

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

Recent sales of unregistered securities

On January 25, 2014, the Company entered into an acquisition agreement with BetTek Inc. to acquire intellectual property and know how to be utilized to build a virtual online horse racing product and other allied products. The Company issued 1 shares of its common stock for the acquisition.

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

During the year ended December 31, 2014, the Company issued Tarpon 1,329 shares of its common stock according to the settlement agreement discussed in Note 3 to the financial statements.

On February 22, 2015, the Company received the certificate for the 25% interest in Golden Galaxy and issued 5,000,000 shares of the Company's Series C preferred stock.

On June 15, 2015, the Company issued 1,085,645 shares of common stock to settle accounts payable of $90,000 to Mr. Brian Goodman.

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

On April 14, 2016, the Company issued 233,333,334 shares of common stock to settle accounts payable of $90,000 with Mr. Brian Goodman.

During the year ended December 31, 2016, the Company issued 932,613,139 shares of common stock for the conversion of notes.

During the year ended December 31, 2016, the Company issued Tarpon 5,136,000 shares of its common stock according to a settlement agreement.

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

At December 31, 2016, we had a cash balance of $18,297. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016 TO THE YEAR ENDED DECEMBER 31, 2015

Results of Operations

Revenues

We generated $3,858,135 revenues during the year ended December 31, 2016 as compared to $3,088,180 for the year ended December 31, 2015. The increase of the revenue was mainly due to the increase of revenues related to the management of an online casino’s back-office and providing online gaming software system during 2016.

Software usage costs

Software usage costs were $2,925,273 and $2,790,479, respectively, for the years ended December 31, 2016 and 2015. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with UTI and became an agent that receives net commission. As such, there were no software usage costs after August 2016.

General and administrative Expenses

For the years ended December 31, 2016 and 2015, general and administrative expenses were $1,438,841 and $1,511,526, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting fees. Consulting fees were $906,226 and $1,009,079 for years ended December 31, 2016 and 2015, respectively.

Amortization and impairment

During the years ended December 31, 2016 and 2015, amortization and impairment expense was $0 and $2,408,156, respectively. The decrease was due to the uncertain recoverability of intangible assets acquired in 2014; management evaluated the carrying value on the intangible and recorded an impairment of $1,252,244 in 2015.

Interest Expense

During the years ended December 31, 2016 and 2015, interest expense was $922,320 and $1,405,147, respectively. The decrease was mainly due to less amortization of debt discount on convertible debt during the year ended December 31, 2016.

Unrealized gain on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $1,607,279 for the year ended December 31, 2016 as compared to $243,541 for the year ended December 31, 2015. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Gain (loss) on settlement of accounts and notes payable

Gain on settlement of accounts and notes payable was $19,874 for the year ended December 31, 2016 as compared to loss on settlement of accounts and notes payable of $82,259 for the year ended December 31, 2015. The decrease of the loss was mainly due to less loss from shares issued to Tarpon for settlement payable and a gain from settlement with a convertible note holder during 2016.

Net income (loss)

We had a net income of $198,854 and a net loss of $4,865,847 for the years ended December 21, 2016 and 2015, respectively. The decrease in net loss was a result of the items discussed above.

Liquidity and Capital Resources

Our cash provided by operating activities for the year ended December 31, 2016 was $8,214 as compared to $476,171 cash used in operating activities for the year ended December 31, 2015. The change was primarily attributable to less payment made for professional and consulting fees in 2016.

Our cash used in investing activities for the year ended December 31, 2016 was $15,195 which was related to the investment in note receivable from an affiliated company. There were no investing activities for the year ended December 31, 2015.

Our cash provided by financing activities for the year ended December 31, 2016 was $85,855 as compared to $559,857, for the year ended December 31, 2015. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable and capital contribution from shareholders. During the year ended December 31, 2015, one of our affiliated companies paid our game content vendor on behalf of the Company.

The Company had $18,297 in cash at December 31, 2016. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Elray Resources, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. Elray Resources, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elray Resources, Inc. as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elray Resources, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Elray Resources, Inc.’s loss from operations and negative net working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 12, 2017

ELRAY RESOURCES, INC.
Consolidated Balance Sheets

	December 31,
	2016	2015

ASSETS

Current assets:
Cash and cash equivalents	$18,297	$111,133
Accounts receivable, net of allowance	-	5,521
Accounts receivable- related parties	31,352	436,578
Note receivable- related party	15,195	-
Prepaid expenses	13,592	11,414
Total current assets	78,436	564,646
Rent deposit	7,535	7,535
Other asset	5,000	5,000
Total assets	$90,971	$577,181

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,529,746	$1,400,492
Accounts payable – related parties	1,742,315	1,699,415
Advances from shareholders	59,391	58,491
Settlement payable	2,162,159	2,163,092
Notes payable	163,350	188,286
Convertible notes payable, net of discounts	3,135,011	2,474,637
Derivative liabilities – note conversion feature	1,173,213	2,985,575
Total liabilities	9,965,185	10,969,988

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, par value $0.001, 300,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 shares issued and outstanding, respectively	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 1,500,000,000 shares authorized, 1,222,967,493 and 51,885,020 shares issued and outstanding, respectively	1,222,967	51,885
Additional paid-in capital	16,735,050	17,586,393
Subscriptions receivable	(75,672)	(75,672)
Accumulated deficit	(27,955,642)	(28,154,496)
Total shareholders’ deficit	(9,874,214)	(10,392,807)
Total liabilities and shareholders’ deficit	$90,971	$577,181

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015

Revenues – related parties	$3,858,135	$3,045,401
Revenues	-	42,779
	3,858,135	3,088,180
Costs and expenses:
Software usage costs	2,925,273	2,790,479
General and administrative expenses	1,438,841	1,511,526
Amortization and impairment	-	2,408,156
Total operating expenses	4,364,114	6,710,161
Loss from operations	(505,979)	(3,621,981)

Other income (expense):
Interest expense	(922,320)	(1,405,147)
Unrealized gain on derivative liability – note conversion feature	1,607,279	243,541
Gain (loss) on settlement of accounts and notes payable	19,874	(82,260)
Total other income (expense)	704,833	(1,243,866)
Net loss	$198,854	$(4,865,847)

Net earnings (loss) per common share – basic	$0.00	$(0.53)
Net earnings (loss) per common share – diluted	$0.00	$(0.53)

Weighted average number of common shares outstanding – basic	703,994,058	9,247,179
Weighted average number of common shares outstanding – diluted	36,928,576,420	9,247,179

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statement of Shareholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2014	280,000,000	$280,000	2,083,333	$2,083	8,229	$8	$15,691,594	$(163,672)	$(23,288,649)	$(7,478,636)
Issuance for acquisition of Golden Galaxy	-	-	5,000,000	5,000	-	-	-	-	-	5,000
Capital contribution by a related party	-	-	-	-	-	-	427,000	-	-	427,000
Issuance of shares for services	-	-	-	-	353,666	353	16,903	-	-	17,256
Issuance of shares for convertible notes conversion	-	-	-	-	37,252,905	37,253	1,262,231	-	-	1,299,484
Issuance of shares for settlement of debt	-	-	-	-	13,184,575	13,185	99,751	-	-	112,936
Issuance of shares for settlement of debt – related party	-	-	-	-	1,085,645	1,086	88,914	-	-	90,000
Return of preferred B shares	(88,000,000)	(88,000)	-	-	-	-	-	88,000	-	-
Net loss	-	-	-	-	-	-	-	-	(4,865,847)	(4,865,847)
Balance at December 31, 2015	192,000,000	192,000	7,083,333	7,083	51,885,020	51,885	17,586,393	(75,672)	(28,154,496)	(10,392,807)
Issuance of shares for convertible notes conversion	-	-	-	-	932,613,139	932,613	(709,543)	-	-	223,070
Issuance of shares for settlement of debt	-	-	-	-	5,136,000	5,136	1,533	-	-	6,669
Issuance of shares for settlement of debt – related party	-	-	-	-	233,333,334	233,333	(143,333)	-	-	90,000
Net loss	-	-	-	-	-	-	-	-	198,854	198,854
Balance at December 31, 2016	192,000,000	$192,000	7,083,333	$7,083	1,222,967,493	$1,222,967	$16,735,050	$(75,672)	$(27,955,642)	$(9,874,214)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$198,854	$(4,865,847)
Bad debt	5,521	-
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	-	17,256
Non-cash debt origination service fee and penalty	-	41,978
Amortization and impairment of intangible assets	-	2,408,156
Amortization of debt discount	755,544	1,234,996
Non-cash interest expense related to conversion feature of notes payable	-	84,723
Unrealized gain on derivative liabilities-note conversion feature	(1,607,279)	(243,541)
(Gain) loss on settlement of accounts and notes payable	(19,874)	82,260
Changes in operating assets and liabilities:
Accounts receivable	-	2,679
Accounts receivable – related parties	405,226	(186,914)
Prepaid expenses	(2,178)	(1,462)
Accounts payable and accrued liabilities	139,501	226,012
Accounts payable – related parties	132,900	723,533
Net cash provided by (used in) operating activities	8,214	(476,171)

Cash flows from investing activities:		-
Investment in note receivable – related party	(15,195)	-
Net cash used in investing activities	(15,195)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	40,000
Proceeds from short-term notes payable	185,000	175,000
Repayment of short-term notes payable	(271,755)	(32,143)
Repayment of convertible notes payable	-	(50,000)
Advances from related party	900	-
Capital contribution from a related party	-	427,000
Net cash provided by (used in) financing activities	(85,855)	559,857

Net increase in cash and cash equivalents	(92,836)	83,686
Cash and cash equivalents at beginning of year	111,133	27,447
Cash and cash equivalents at end of year	$18,297	$111,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$84,810	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Preferred stock issued for acquisition of assets	$-	$5,000
Common stock issued for conversion of debt	$57,987	$642,317
Common stock issued for settlement of payable- related party	$90,000	$-
Debt discount-derivative liability on note conversion feature	$-	$40,000

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada corporation, formed on December 13, 2006 has been providing marketing and support for online gaming operations. The Company maintains its administrative office in Australia and its gaming operations is currently targeting Asian market.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has loss from operations and negative working capital of $9,886,749 at December 31, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its gambling business.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2016 and 2015, allowance for doubtful accounts was $5,521 and $0, respectively.

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

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties. The intangible assets are recorded at cost and amortized over its estimated useful life of 3 years.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in the statement of operations.

Debt Discount

Debt discount is amortized over the term of the related debt using the effective interest rate method.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. For the seven months ended July 31, 2016 and the year ended December 31, 2015, the Company recorded revenue at gross charge to its customers as the Company was the principal of the transactions. Started from August 1, 2016, due to compliance and legal environment concern, the Company modified its business model and changes its role to be an agent. Therefore, revenues recorded after August 1, 2016 was presented net with software usage costs.

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

Our financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, notes payable, convertible notes payable, advances from shareholder, and derivative liabilities. The carrying values of these financial instruments approximate their fair value due to their short-term nature except for derivative liabilities. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities.

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

Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2016 and 2015:

	For the Years Ended
	December 31,
	2016	2015

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$198,854	$(4,865,847)
Denominator:
Weighted average common shares outstanding	703,994,058	9,247,179

Basic earnings (loss) per common share	$0.00	$(0.53)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$198,854	$(4,865,847)
Add convertible debt interest	76,441	-
Net income (loss) available to common shareholders	$275,295	$(4,865,847)
Denominator:
Weighted average common shares outstanding	703,994,058	9,247,179
Preferred shares	2,362	-
Convertible Debt	36,224,580,000	-
Adjusted weighted average common shares outstanding	36,928,576,420	9,247,179

Diluted earnings (loss) per common share	$0.00	$(0.53)

For the year ended December 31, 2015 fully diluted earnings per share excludes notes convertible to 6,406,682,407 common shares and preferred stock convertible to 2,362 common shares, because their inclusion would be anti-dilutive.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Intellectual properties	$-	$3,467,742
Accumulated amortization and impairment	-	(3,467,742)
Total	$-	$-

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

On December 29, 2015 the Company issued Tarpon 4,101,000 shares which were sold during the year ended December 31, 2016. During the year ended December 31, 2016, the Company issued Tarpon 5,136,000 common shares which have been sold entirely during 2016. Net proceeds from the sales amounted to $933 was remitted to the original claim holders. As of December 31, 2016, the Company has settlement payable of $2,162,159.

During the year ended December 31, 2015, the Company issued Tarpon 13,184,575 common shares, 9,083,575 of which have been sold as of December 31, 2015. Net proceeds from the sale amounted to $30,903 was remitted to the original claim holders. As of December 31, 2015, the Company had settlement payable of $2,163,092.

NOTE 6 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2016 and 2015 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2016	December 31, 2015
Morchester International Limited	7/14/12	15%	$35,429	$35,429
Morchester International Limited	7/14/12	8%	10,000	10,000
PowerUp Lending Group, Ltd	8/15/16	43%	-	96,428
PowerUp Lending Group, Ltd	8/5/16	54%	-	46,429
PowerUp Lending Group, Ltd	2/22/17	33%	13,934	-
Auctus Private Equity Fund, LLC	6/27/17	N/A	25,758	-
PowerUp Lending Group, Ltd	5/6/17	46%	42,999	-
PowerUp Lending Group, Ltd	7/20/17	46%	35,230	-
Total			$163,350	$188,286

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. See Note 5. As a result, principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable.

The remaining notes issued to Morchester International Limited not purchased by Tarpon are currently in default. The default had no effect on the notes’ interest rate.

On October 19, 2015, the Company entered into a loan agreement with PowerUp Lending Group, Ltd. ("PowerUp") for $125,000. Total repayment amount for the loan is $168,750. The loan is payable daily at $804. As of December 31, 2016, the loan has been paid off.

On December 10, 2015, the Company entered into another loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $67,500. The loan is payable daily at $402, secured by all of the Company’s assets. As of December 31, 2016, the loan has been paid off.

On May 6, 2016, the Company entered into a third loan agreement with PowerUp for $60,000. Total repayment amount for the loan is $76,000. The loan is payable daily at $360, secured by all of the Company’s assets. As of December 31, 2016, balance of this note was $13,934.

On June 27, 2016, the Company reached a settlement agreement with Auctus. Pursuant to the agreement, the Company agreed to pay $61,819 in full and final settlement of all outstanding convertible notes and accrued interest. As of December 31, 2016, balance of this note was $25,758.

On July 28, 2016, the Company entered into a fourth loan agreement with PowerUp for $75,000. Total repayment amount for the loan is $95,250. The loan is payable daily at $451, secured by all of the Company’s assets. As of December 31, 2016, balance of this note was $42,999.

On September 14, 2016, the Company entered into a fifth loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $63,500. The loan is payable daily at $301, secured by all of the Company’s assets. As of December 31, 2016, balance of this note was $35,230.

Convertible notes payable

Convertible notes payable at December 31, 2016 and 2015 consisted of the following:

	Interest Rate	December 31, 2016	December 31, 2015
JSJ Investments, Inc.	10~12%	$128,853	$133,293
LG Capital Funding, LLC	8%	8,707	28,250
WHC Capital, LLC	12%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	0%~10%	48,394	69,356
GSM Fund Management , LLC	12%	38,442	48,666
Auctus Private Equity Fund, LLC	8%	-	40,000
Microcap Equity Group , LLC	10%	18,892	18,892
Virtual Technology Group, Ltd	0%	481,500	481,500
Gold Globe Investment Ltd	0%	2,324,000	2,324,000
Vista Capital Investments, LLC	12%	5,800	5,800
Subtotal		3,182,489	3,277,659
Debt discount		(47,478)	(803,022)
Total		$3,135,011	$2,474,637

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of December 31, 2016, the remaining principal of $10,670 has not been converted. The note is currently in default. The default had no effect on the note’s interest rate.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum. During the year ended December 31, 2016, JSJ converted $4,440 of its note to 56,061,179 shares of common stock. As of December 31, 2016, balance of this note was $45,560.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matured on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default. The default had no effect on the note’s interest rate. As of December 31, 2016, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matured on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. The note is currently in default. The default had no effect on the note’s interest rate. As of December 31, 2016, balance of this note was $32,623.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC ("LG") for $37,000. The note matured on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the year ended December 31, 2016, the Company issued 303,712,534 shares of common stock for the conversion of this note in the amount of $19,543 and accrued interest of $2,477. The note is currently in default and has a default interest rate of 24% per annum.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC ("WHC") for $75,000. The note bears interest at 12% and matured on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. As of December 31, 2016, balance of this note was $116,936. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC ("Beaufort") for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. As of December 31, 2016, balance of this note was $10,966. This note is currently in default. The default had no effect on the note’s interest rate.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC ("Tangiers") for $55,000. The note matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the year ended December 31, 2016, the Company issued 391,396,676 shares of common stock for the conversion of this note in the amount of $20,963. As of December 31, 2016, balance of this note was $15,393.This note is currently in default and has a default interest rate of 20% per annum.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. This note is currently in default and has a default interest rate of 20% per annum.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC ("GSM"). The note bears interest at 12% and matured on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the year ended December 31, 2016, the Company issued 178,597,750 shares of common stock for the conversion of this note in the amount of $10,234. As of December 31, 2016, balance of this note was $38,442. This note is currently in default and has a default interest rate of 18% per annum.

Auctus Private Equity Fund LLC

On November 7, 2014, the Company entered into a convertible promissory note with Auctus Private Equity Fund LLC ("Auctus") for $40,000. The note matured on August 7, 2015. Auctus has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average of the lowest two trading prices during the twenty-five trading days prior to the conversion date. During the year ended December 31, 2016, the Company issued 2,845,000 shares of common stock for the conversion of accrued interest in the amount of $341.

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

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matured on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company's common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. As of December 31, 2016, balance of this note was $18,892. The note became in default on January 23, 2017 as the Company was not able to repay the outstanding balance. The default had no effect on the note’s interest rate.

Virtual Technology Group, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. As of December 31, 2016, balance of this note was $481,500. The note matured on January 23, 2017 and became in default on January 23, 2017 as the Company was not able to repay the outstanding balance. The default had no effect on the note’s interest rate.

Gold Globe Investments, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. As of December 31, 2016, balance of this note was $2,324,000. The note matured on January 23, 2017 and became in default on January 23, 2017 as the Company was not able to repay the outstanding balance. The default had no effect on the note’s interest rate.

Vista Capital Investments, LLC

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issuance discount of $25,000. The note matured 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company's common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 ("Sub-Penny"). $25,000 net proceeds were received on April 23, 2014. The remaining fund of this note has not been received. As of December 31, 2016, balance of this note was $5,800 which matured on April 15, 2016. The note is currently in default. The default had no effect on the note’s interest rate.

Debt discount

The table below presents the changes of the debt discount during the years ended December 31, 2016 and 2015:

Amount

December 31, 2014	$1,998,018
Additions	40,000
Amortization	(1,234,996)
December 31, 2015	803,022
Amortization	(755,544)
December 31, 2016	$47,478

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is currently in default.

During the year ended December 31, 2016, the Company received a loan of $900 from its officer to open a new bank account. As of December 31, 2016, the Company had advances of $3,400 from its officer. The advances form the officers are due on demand, unsecured with no interest.

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

The conversion feature of the convertible notes issued during the years ended December 31, 2016 and 2015 was valued at $0 and $5,124,723, respectively, on the issuance date. As a result, these notes were fully discounted and the fair value of the conversion feature in excess of the principal amount of the note of $0 and $84,723, respectively, was expensed immediately as additional interest expense.

The Company remeasured the fair value of the instruments as of December 31, 2016 and 2015, and recorded an unrealized gain of $1,607,279 and $243,541 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the derivative liability associated with the note conversion features were $1,173,213 and $2,985,575, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	During 2016	During 2015	December 31, 2016	December 31, 2015
Estimated market value of common stock on measurement date	$0.0001~$0.0009	$0.0005~$90.01	$0.0001	$0.0006
Exercise price	$0.00004~$0.0012	$0.00009~$15.00	$0.00004~0.00010	$0.00024~0.00060
Discount rate	0.11%~0.41%	0.01%~0.54%	0.20% ~0.36%	0.14% ~0.65%
Expected volatility	277%~281%	270%~309%	265%	282%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Amount

Fair value at December 31, 2014	$3,960,098
Fair value of new financial derivatives	124,723
Increase due to exchange	81,018
Reclassification to equity	(860,103)
Change in fair value of derivative liabilities	(243,541)
Gain from settlement	(76,620)
Fair value at December 31, 2015	2,985,575
Reclassification to equity	(165,083)
Change in fair value of derivative liabilities	(1,607,279)
Loss on settlement	(40,000)
Fair value at December 31, 2016	$1,173,213

NOTE 8 – RELATED PARTY TRANSACTIONS

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2016 and 2015, loans from Elmside, a shareholder, were $55,991 and $55,991, respectively. The loans are currently in default.

Universal Technology Investments Limited

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the years ended December 31, 2016 and 2015, revenues from UTI were $3,697,967 and $3,022,477, respectively.

Golden Matrix Group, Inc.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI up to $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of December 31, 2016, note receivable from GMGI was $15,195.

Articulate Pty Ltd, Brian Goodman

As of December 31, 2016 and 2015, the Company had accounts payable of $1,611,815 and $1,604,915, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate Pty Ltd (Articulate), a company controlled by Elray’s chief executive officer. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and became an agent that receives net commission from Articulate. For the years ended December 31, 2016 and 2015, revenues from Articulate were $160,168 and $0, respectively.

On January 31, 2017, the Company entered into a Settlement Agreement with Articulate and UTI wherein it was agreed that an amount payable by the Company to Articulate in the amount of $1,372,907 would be offset against the same amount of the Company’s account receivable from UTI. The offset was made effective on December 31, 2016.

Jay Goodman and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2016 and 2015, the Company had a $130,500 and $94,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. Mr. Brett Goodman has been providing the Company services since 2015. During the years ended December 31, 2016 and 2015, the Company paid $46,119 and $4,511 consulting fees to Mr. Brett Goodman, respectively. As of December 31, 2016 and 2015, there was no payable to Mr. Brett Goodman.

Globaltech Software Services LLC

During 2016, the Company’s chief executive officer became a member of Globaltech Software Services LLC (“Globaltech”). For the years ended December 31, 2016 and 2015, the Company had revenues from Globaltech of $0 and $22,924, respectively. As of December 31, 2016 and 2015, the Company had receivable of $31,352 from Globaltech.

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

On April 2, 2015, the Company’s Board of Director approved a reserve split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares of common stock to 50 million. The reverse stock split of one hundred-for-one was effective on May 18, 2015. On May 26, 2015, the authorized number of share of common stock was changed to 3 billion.

On October 22, 2015, the Company’s Board of Director approved a reserve split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001, at a ratio of 100:1, such that every 100 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares to 30 million .The reverse stock split of one hundred-for-one was effective on October 23, 2015. On December 1, 2015, the authorized number of shares of common stock was increased to 1 billion.

All share numbers or per share information are presented given the effects of the reverse stock splits.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0000003 common shares for each Series A Preferred Share. As of December 31, 2016 and 2015, there were no Series A Preferred Stock outstanding.

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

Common Stock

During the year ended December 31, 2016, the Company issued 932,613,139 shares of common stock for the conversion of notes payable and accrued interest of $55,170 and $2,818 respectively.

On April 14, 2016, the Company issued 233,333,334 shares of common stock to settle accounts payable of $90,000 with Mr. Brian Goodman.

On December 29, 2015, the Company issued Tarpon 4,101,000 shares of its common stock according to the settlement agreement discussed in Note 3, which were sold during the year end December 31, 2016. During the year ended December 31, 2016, the Company issued Tarpon 5,136,000 shares of its common stock according to the settlement agreement discussed in Note 3. These shares were valued at $6,669 based on the market price on the issuance date. $933 net proceeds from the sale were used to pay the original creditors of the claims Tarpon acquired. The remaining $5,736 was recorded as loss on settlement.

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

During the year ended December 31, 2015, a company controlled by the Company’s chief executive officer paid $427,000 software usage cost on behalf of the Company and forgave the amount the Company owed. The Company recorded the software cost and capital contribution for such transaction.

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

NOTE 11 – CONCENTRATIONS

The Company’s revenues for the year ended December 31, 2016 were from two related parties. The Company’s software usage cost for the year ended December 31, 2016 was all related to charges pass through to Elray by an entity controlled by the Company’s chief executive officer. All of the software cost was related to fees pay to one vendor for online casino game contents. As of December 31, 2016, the Company’s only customer is Articulate, a related party.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement expires on October 31, 2019. Rent is approximately $36,000 per year and the Company paid a $7,535 security deposit.

On September 28, 2016, the Company entered into a settlement agreement with the U.S. Security and Exchange Commission. Pursuant the agreement, the Company agreed to pay $50,000 civil penalties for failing to disclose the sale of unregistered equity securities and the existence of the related agreements. As of December 31, 2016, the Company has made $15,000 payment and the remaining $35,000 payable related to this settlement was included in accounts payable and accrued liabilities on the balance sheet.

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2017, the Company agreed to modify the loan agreement with GMGI to extend the original due date to May 31, 2017.

On March 3, 2017, the Company issued 61,115,600 shares of common stock for the conversion of LG note in the principal amount of $2,193 and accrued interest of $863.

On March 31, 2017, the Company submitted a certificate of correction to the Nevada Secretary of State to correct the Company’s authorized common shares from 10,000,000 to 1,500,000,000 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2016 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2016:

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

Item 9B. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 14, 2016, Roy Sugarman resigned his position on the Board of Directors with the Company. Mr. Sugarman’s resignation was due to unforeseen work commitments and not due to any matter related to operations, policies or practices of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position

Anthony Brian Goodman	58	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Weiting Feng	34	Director

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

Conflicts of Interest

Messrs. Goodman and Miss Feng currently also works for other technology/gaming companies. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman and Miss Feng, other than a requirement that any deemed conflict is discussed at Board of Director meetings and reflected in the Board of Directors minutes.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Anthony B. Goodman	2016	258,000	-	-	258,000
President, Director, Chief Financial Officer	2015	258,000	-	-	258,000

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

The amounts earned by Mr. Goodman in the fiscal years ended December 31, 2016 and 2015 were listed in the summary compensation table. Miss Feng received $55,802 and $55,702 for the years ended December 31, 2016 and 2015, respectively, for her role as a consultant to us.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended December 31, 2016 and 2015.

Employment contracts and termination of employment and change-in-control arrangements

The Company has an employment agreement between the Company and Mr. Anthony Goodman a director and an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2016 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)

Common Stock	Brian Goodman	Director (2)	234,418,992	19.17%

Common Stock	Weiting Feng	Director	5	0.00%
Total			234,418,992	19.14%
___________________

(1)	Applicable percentage of ownership is based on 1,222,967,493 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 2 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 5 shares owned by family members residing with Mr. Goodman.

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

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2016 and 2015, loans from Elmside, a shareholder, were $55,991 and $55,991, respectively. The loans are currently in default.

Universal Technology Investments Limited

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the years ended December 31, 2016 and 2015, revenues from UTI were $3,697,967 and $3,022,477, respectively.

Golden Matrix Group, Inc.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI up to $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of December 31, 2016, note receivable from GMGI was $15,195.

Articulate Pty Ltd, Brian Goodman

As of December 31, 2016 and 2015, the Company had accounts payable of $1,611,815 and $1,604,915, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate Pty Ltd (Articulate), a company controlled by Elray’s chief executive officer. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and became an agent that receives net commission from Articulate. For the years ended December 31, 2016 and 2015, revenues from Articulate were $160,168 and $0, respectively.

On January 31, 2017, the Company entered into a Settlement Agreement with Articulate and UTI wherein it was agreed that an amount payable by the Company to Articulate in the amount of $1,372,907 would be offset against the same amount of the Company’s account receivable from UTI. The offset was made effective on December 31, 2016.

Jay Goodman and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2016 and 2015, the Company had a $130,500 and $94,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. Mr. Brett Goodman has been providing the Company services since 2015. During the years ended December 31, 2016 and 2015, the Company paid $46,119 and $4,511 consulting fees to Mr. Brett Goodman, respectively. As of December 31, 2016 and 2015, there was no payable to Mr. Brett Goodman.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2016	2015
Audit Fees
GBH CPAs, PC	$40,500	$36,850
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 45 of this report, and are incorporated herein by this reference.

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

___________________

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

ELRAY RESOURCES, INC.

Date: April 12, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman	Director	April 12, 2017
Anthony Goodman

/s/ Weiting Feng	Director	April 12, 2017
Weiting Feng

