Form 10-Q
period 2017-09-30
ELRAY RESOURCES, INC.
filed 2017-11-13
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 2,255,390,469 shares of common stock issued and outstanding as of November 7, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$22,554	$18,297
Accounts receivable – trade – related parties, net	125,569	31,352
Note receivable – related party	-	15,195
Prepaid expenses	14,357	13,592
Total current assents	162,480	78,436
Rent deposit	7,535	7,535
Other assets	5,000	5,000
Total assets	$175,015	$90,971

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,931,548	$1,529,746
Accounts payable – related parties	2,489,096	1,742,315
Advances from shareholders	59,391	59,391
Other payable – related party	34,824	-
Settlement payable	2,162,159	2,162,159
Notes payable	45,429	163,350
Convertible notes payable, net of discounts	3,144,734	3,135,011
Derivative liabilities - note conversion feature	395,376	1,173,213
Total liabilities	10,262,557	9,965,185

Commitments and contingencies

Shareholders' deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 issued and outstanding	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 2,500,000,000 shares authorized, 2,148,400,142 and 1,222,967,493 shares issued and outstanding, respectively	2,148,400	1,222,967
Additional paid-in capital	15,952,958	16,735,050
Subscriptions receivable	(75,672)	(75,672)
Stock issuable	5,022	-
Accumulated deficit	(28,317,333)	(27,955,642)
Total shareholders' deficit	(10,087,542)	(9,874,214)
Total liabilities and shareholders' deficit	$175,015	$90,971

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$158,921	$676,923	$483,049	$3,757,227
Operating expenses:
Software usage costs	-	526,887	-	2,925,273
General and administrative	324,440	338,649	940,920	1,177,014
Total operating expenses	324,440	865,536	940,920	4,102,287
Loss from operations	(165,519)	(188,613)	(457,871)	(345,060)

Other income (expense):
Interest expense	(189,748)	(231,624)	(578,041)	(694,426)
Unrealized gain (loss) on change in fair value of derivative liabilities – note conversion feature	(58,608)	419,076	674,221	792,698
Gain on settlement of accounts payable and notes payable	-	-	-	19,875
Total other income (expense)	(248,356)	187,452	96,180	118,147
Net loss	$(413,875)	$(1,161)	$(361,691)	$(226,913)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	1,626,646,989	1,001,938,251	1,412,348,014	581,606,638

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(361,691)	$(226,913)
Bad debt expense	-	5,520
Adjustments to reconcile net loss to cash provided by operations activities:
Amortization of debt discount	47,478	565,626
Unrealized gain on change in fair value of derivative liabilities	(674,221)	(792,698)
Loss on settlement of accounts payable and notes payable	-	(19,875)
Changes in operating assets and liabilities:
Accounts receivable – related parties	(94,217)	(1,064,442)
Prepaid expenses	(765)	(2,230)
Accounts payable and accrued liabilities	408,794	97,968
Accounts payable – related parties	746,781	1,441,096
Net cash provided by operating activities	72,159	4,052

Cash flows from investing activities:
Collection of (investment in) note receivable - related party	15,195	(14,053)
Net cash provided by (used in) investing activities	15,195	(14,053)

Cash flows from financing activities:
Proceeds from short-term note payable – related party	34,824	185,000
Repayment of short-term notes payable	(117,921)	(207,671)
Advances from related party	-	900
Net cash used in financing activities	(83,097)	(21,771)

Net change in cash and cash equivalents	4,257	(31,772)
Cash and cash equivalents at beginning of period	18,297	111,133
Cash and cash equivalents at end of period	$22,554	$79,361

Supplemental disclosure of cash flows information:
Cash paid for interest	$27,810	$65,572
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$39,725	$137,703
Common stock issuable for conversion of debt	$5,022	$-

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2017 and December 31, 2016, allowances for doubtful accounts was $5,521.

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

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Prior to July 31, 2016, the Company recorded revenue at gross charge to its customers as the Company was the principal of the transactions. Starting August 1, 2016, due to compliance and legal environmental concerns, the Company modified its business model and changed its role to an agent, therefore, revenues recorded after August 1, 2016 are presented net with software usage costs.

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

Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. As of September 30, 2016 and 2015, potentially dilutive securities include notes convertible to 35,398,290,000 and 37,222,228,889 shares, respectively, of the Company’s common stock. As of September 30, 2017 and 2016, potentially dilutive securities also include preferred stock convertible to 2,362 and 2,126 shares of the Company’s common stock, respectively.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a loss of $361,691 for the nine months ended September 30, 2017 and had net working capital deficit at September 30, 2017. The factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray's management plans on raising cash from public or private debt, on an as needed basis, and in the longer term, revenues from the gambling business. Elray's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

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

During the nine months ended September 30, 2016, the Company issued Tarpon 5,136,000 common shares. Net proceeds from the sales amounted to $933 was remitted to the original claim holders. There were no shares issued to Tarpon during the nine months ended September 30, 2017. As of September 30, 2017, the Company has settlement payable of $2,162,159.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable at September 30, 2017 and December 31, 2016 consisted of the following:

	Final Maturity	Interest Rate	September 30, 2017	December 31, 2016

Morchester International Limited	July 14, 2012	15%	$35,429	$35,429
Morchester International Limited	July 14, 2012	8%	10,000	10,000
PowerUp Lending Group, Ltd	February 22, 2017	33%	-	13,934
Auctus Private Equity Fund, LLC	June 27, 2017	N/A	-	25,758
PowerUp Lending Group, Ltd	May 6, 2017	46%	-	42,999
PowerUp Lending Group, Ltd	July 20, 2017	46%	-	35,230
Total			$45,429	$163,350

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

On May 6, 2016, the Company entered into a third loan agreement with PowerUp for $60,000. Total repayment amount for the loan is $76,000. The loan is payable daily at $360 and secured by all of the Company’s assets. As of September 30, 2017, the loan has been paid off.

On June 27, 2016, the Company reached a settlement agreement with Auctus. Pursuant to the settlement agreement, the Company agreed to pay $61,819 in full and final settlement of all outstanding convertible notes and accrued interest. During the nine months ended September 30, 2017, the Company made payments totaling $25,758. As of September 30, 2017, the loan has been paid off.

On July 28, 2016, the Company entered into a fourth loan agreement with PowerUp for $75,000. Total repayment amount for the loan is $95,250. The loan is payable daily at $451 and secured by all of the Company’s assets. As of September 30, 2017, the loan has been paid off.

On September 14, 2016, the Company entered into a fifth loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $63,500. The loan is payable daily at $301 and secured by all of the Company’s assets. As of September 30, 2017, the loan has been paid off.

Convertible notes payable

Convertible notes payable, at September 30, 2017 and December 31, 2016, consisted of the following:

	Interest Rate	September 30, 2017	December 31, 2016

JSJ Investments, Inc.	10%~12%	$128,853	$128,853
LG Capital Funding, LLC	8%	-	8,707
WHC Capital, LLC	12%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	0%~10%	48,393	48,393
GSM Fund Management, LLC	12%	23,632	38,442
Microcap Equity Group, LLC	10%	4,654	18,892
Virtual Technology Group, Ltd	24%	481,500	481,500
Gold Globe Investments Ltd	24%	2,324,000	2,324,000
Vista Capital Investments, LLC.	12%	5,800	5,800
Subtotal		3,144,734	3,182,489
Debt discount		-	(47,478)
Total		$3,144,734	$3,135,011

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of September 30, 2017, the remaining principal of $10,670 has not been converted. The note is currently in default. The default had no effect on the note’s interest rate.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum. As of September 30, 2017, balance of this note was $45,560.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matured on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default. The default had no effect on the note’s interest rate. As of September 30, 2017, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matured on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. The note is currently in default. The default had no effect on the note’s interest rate. As of September 30, 2017, balance of this note was $32,623.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG for $37,000. The note matured on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the nine months ended September 30, 2017, the Company issued 192,864,000 shares of common stock for the conversion of this note in the amount of $8,707 and accrued interest of $3,958. As of September 30, 2017, 60,444,800 shares were yet to be delivered to LG and the Company recorded $5,022 stock issuable related to these shares. As of September 30, 2017, this note has been fully converted.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC (“WHC”) for $75,000. The note bears interest at 12% and matured on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. As of September 30, 2017, balance of this note was $116,936. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. As of September 30, 2017, balance of this note was $10,966. This note is currently in default. The default had no effect on the note’s interest rate.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC (“Tangiers”) for $55,000. The note matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. As of September 30, 2017, balance of this note was $15,393. This note is currently and has a default interest rate of 20% per annum.

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

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matured on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the nine months ended September 30, 2017, the Company issued 300,801,649 shares of common stock for the conversion of this note in the amount of $14,810. As of September 30, 2017, balance of this note was $23,632. The note is currently in default and has a default interest rate of 18%.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matured on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. During the nine months ended September 30, 2017, the Company issued 431,750,000 shares of common stock for the conversion of $14,238 in principal and $3,034 in interest. As of September 30, 2017, balance of this note was $4,654. The note became in default on January 23, 2017. The default had no effect on the note’s interest rate.

Virtual Technology Group, Ltd

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. As of September 30, 2017, balance of this note was $481,500. The note became in default on January 23, 2017 and has a default interest rate of 24% per annum.

Gold Globe Investments Ltd

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. As of September 30, 2017, balance of this note was $2,324,000. The note became in default on January 23, 2017 and has a default interest rate of 24% per annum.

Vista Capital Investments, LLC.

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC (“Vista”) for $250,000. The note has an original issuance discount of $25,000. The note matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 (“Sub-Penny”). $25,000 net proceeds were received on April 23, 2014. The remaining fund of this note has not been received. As of September 30, 2017, balance of this note was $5,800 which matured on April 15, 2016. The note is currently in default. The default had no effect on the note’s interest rate.

Debt Discount

The table below presents the changes of the debt discount during the nine months ended September 30, 2017:

Amount

December 31, 2016	$47,478
Amortization	(47,478)
September 30, 2017	$-

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

As of September 30, 2017, the Company had advances of $3,400 from its officer. The advances form the officers are due on demand, unsecured with no interest.

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

The Company remeasured the fair value of the instrument as of September 30, 2017, and recorded an unrealized gain of $674,221 for the nine months ended September 30, 2017. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2016	September 30, 2017	Various Dates in 2017
Stock price on measurement date	$0.0001	$0.0001	$0.0001~0.0002
Exercise price	$0.00004~$0.00010	$0.00005	$0.00004~$0.00010
Discount rate	0.20%~0.36%	0.96%	0.20%~0.84%
Expected volatility	265%	252%	257%~282%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2016	$1,173,213
Change in fair value of derivative liabilities	(674,221)
Reclassification to equity	(103,616)
Fair value at September 30, 2017	$395,376

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

On September 28, 2016, the Company entered into a settlement agreement with the U.S. Security and Exchange Commission. Pursuant the agreement, the Company agreed to pay $50,000 civil penalties for failing to disclose the sale of unregistered equity securities and the existence of the related agreements. As of September 30, 2017, the amount has been paid off.

NOTE 7 – RELATED PARTY TRANSACTIONS

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of September 30, 2017 and December 31, 2016, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

Universal Technology Investments Limited

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the nine months ended September 30, 2017 and 2016, revenues from UTI were $0 and $3,697,967, respectively.

Golden Matrix Group, Inc.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI up to $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of September 30, 2017, the loan has been paid off.

Articulate Pty Ltd and Brian Goodman

As of September 30, 2017 and December 31, 2016, the Company had accounts payable of $2,331,597 and $1,611,815, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and became an agent that receives net commission from Articulate. For the nine months ended September 30, 2017 and 2016, revenues from Articulate were $483,049 and $59,260, respectively. As of September 30, 2017, receivable from Articulate for software usage fee was $125,569.

On January 31, 2017, the Company entered into a Settlement Agreement with Articulate and UTI wherein it was agreed that an amount payable by the Company to Articulate in the amount of $1,372,907 would be offset against the same amount of the Company’s account receivable from UTI. The offset was made effective on December 31, 2016.

Jay Goodman and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of September 30, 2017 and December 31, 2016 the Company had a $157,500 and $130,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. Mr. Brett Goodman has been providing the Company services since 2015. During the nine months ended September 30, 2017 and 2016, the Company paid $19,290 and $44,263 consulting fees to Mr. Brett Goodman, respectively. As of September 30, 2017 and 2016, there was no payable to Mr. Brett Goodman.

Globaltech Software Services LLC

The Company’s chief executive officer is a member of Globaltech Software Services LLC (“Globaltech”). As of December 31, 2016, the Company had receivable from Globaltech of $31,352. During the nine months ended September 30, 2017, Globaltech paid $66,176. As of September 30, 2017, the Company had other payable to Globaltech of $34,824 for amount overpaid by Globaltech.

NOTE 8 – EQUITY

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0000003 common shares for each Series A Preferred Share. As of September 30, 2017, there were no Series A Preferred Stock outstanding.

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

On July 14, 2013, the Company entered into a 12-month consultancy agreement with VTG to assist the Company in developing marketing and supporting the technology of virtual online horse racing products and to provide the Company the exclusive use right to certain website domains. In consideration for such services and domains, the Company issued 192,000,000 Series B Preferred shares to VTG. The 192,000,000 Series B Preferred stock have been recorded at their estimated fair value of $43,031.

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

During the nine months ended September 30, 2017, the Company issued 925,432,649 shares of common stock for the conversion of notes payable and accrued interest of $35,755 and $5,970, respectively. As of September 30, 2017, 60,444,800 shares were yet to be delivered for the conversion of note principal of $2,000 and accrued interest of $1,022. See Note 4.

NOTE 9 – CONCENTRATION

The Company’s revenues for nine months ended September 30, 2017 were from one related party and revenues for nine months ended September 30, 2016 were from UTI and Articulate. The Company’s software usage cost for the nine months ended September 30, 2016 was all related to charges pass through to Elray by an entity controlled by the Company’s chief executive officer. All of the software cost was related to fees pay to one vendor for online casino game contents. As of September 30, 2017, the Company’s only customer is Articulate. Pursuant to the Company’s strategic partnership agreement with Articulate dated August 24, 2016, the agreement remains in full force indefinitely, or until a period of 12 months has lapsed after delivery of a written notice by either the Company or Articulate, terminating the agreement.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued 106,990,327 shares of common stock to GSM for conversion of $5,243 note principal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2016 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On August 24, 2016, the Company entered into a Strategic Partnership Agreement with Articulate Pty Ltd (“Articulate”), a company provides online intellectual property includes CRM systems, payment gateway system and back office marketing systems. Articulate agreed to provide online gaming support and marketing services to Elray. Both parties worked together to provide service to e-commerce and gaming companies. The agreement was made effective on August 1, 2016, and remains in full force indefinitely, or until a period of 12 months has lapsed after delivery of a written notice by either the Company or Articulate, terminating the agreement.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenues

We generated $158,921 revenues during the three months ended September 30, 2017 compared to $676,923 for the three months ended September 30, 2016. Revenues for the three months ended September 30, 2017 was related to the marketing tools and CRM systems provided to customers. Started from August 1, 2016, due to compliance and legal environment concern, the Company modified its business model and changes its role to be an agent. Therefore, revenues recorded after August 1, 2016 was presented net with software usage costs. As a result, revenues for the three months ended September 30, 2017 decreased significantly as compared to revenues for the three months ended September 30, 2016.

Operating Expenses

Software usage costs were $0 and $526,887, respectively, for the three months ended September 30, 2017 and 2016, respectively. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with its software provider and became an agent that receives net commission. As such, there was no software usage costs for 2017.

During the three months ended September 30, 2017 and 2016, general and administrative expenses were $324,440 and $338,649, respectively. Decrease of general and administrative expense was mainly attributable to the decrease of consulting expense.

Interest Expenses

During the three months ended September 30, 2017 and 2016, interest expense was $189,748 and $231,625, respectively. The decrease of interest expense was mainly due to less amortization of debt discount on convertible debt during the three months ended September 30, 2017.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $58,608 for the three months ended September 30, 2017 compared to a gain of $419,076 for the three months ended September 30, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had a net loss of $413,875 and $1,161 for the three months ended September 30, 2017 and 2016, respectively. The increase of net loss in 2017 was as a result of the items discussed above.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenues

We generated $483,049 revenues during the nine months ended September 30, 2017 compared to $3,757,277 for the nine months ended September 30, 2016. Revenues for the nine months ended September 30, 2017 was related to the marketing tools and CRM systems provided to customers. Started from August 1, 2016, due to compliance and legal environment concern, the Company modified its business model and changes its role to be an agent. Therefore, revenues recorded after August 1, 2016 was presented net with software usage costs. As a result, revenues for the nine months ended September 30, 2017 decreased significantly as compared to revenues for the nine months ended September 30, 2016.

Operating Expenses

Software usage costs were $0 and $2,925,273, respectively, for the nine months ended September 30, 2017 and 2016, respectively. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with its software provider and became an agent that receives net commission. As such, there was no software usage costs for 2017.

During the nine months ended September 30, 2017 and 2016, general and administrative expenses were $940,920 and $1,177,014, respectively. Decrease of general and administrative expense was mainly attributable to the decrease of consulting expense. Additionally, the Company recorded a $50,000 loss related to a settlement with the SEC during the nine months ended September 30, 2016.

Interest Expenses

During the nine months ended September 30, 2017 and 2016, interest expense was $578,041 and $694,426, respectively. The decrease of interest expense was mainly due to less amortization of debt discount on convertible debt during the nine months ended September 30, 2017.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $674,221 for the nine months ended September 30, 2017 compared to a gain of $792,698 for the nine months ended September 30, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain on Settlement of Accounts and Notes Payable

Gain on settlement of extinguishment of debt was $19,875 for the nine months ended September 30, 2016. There was no payable settlement during the nine months ended September 30, 2017.

Net Loss

We had a net loss of $361,691 and $226,913 for the nine months ended September 30, 2017 and 2016, respectively. The increase of net loss in 2017 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $22,554 cash on hand at September 30, 2017.

Our cash provided by operating activities for the nine months ended September 30, 2017 was $72,159 compared to $4,052 for the nine months ended September 30, 2016. The increase was primarily attributable to changes in net operating asset and liabilities.

Our cash provided by investing activities for the nine months ended September 30, 2017 was $15,195 compared to $14,053 used in investing activities for the nine months ended September 30, 2016. Cash provided in investing activities for the nine months ended September 30, 2017 was related to the collection on proceeds of a note receivable from a related party. Cash used in investing activities for nine months ended September 30, 2016 was related to the investment in note receivable from an affiliated company.

Our cash used in financing activities for the nine months ended September 30, 2017 was $83,097 compared to $21,771 for the nine months ended September 30, 2016. The decrease of cash used in financing activities for the nine months ended September 30, 2017 was mainly related to a decrease of payments on short-term notes of $89,750 as compared to the amount for the same period in 2016.

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

Internal control over financial reporting

The Certifying Officer reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, the Company issued 925,432,649 shares of common stock for conversions of notes payable.

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

ELRAY RESOURCES, INC.

Date: November 10, 2017	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

