Form 10-K
period 2017-12-31
ELRAY RESOURCES, INC.
filed 2018-04-13
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

On June 30, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $117,705, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.0001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 2, 2018, the registrant had 2,255,390,469 shares of its Common Stock, $0.001 par value, outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. On January 22, 2018, the Company moved to Tenancy 2, Level 3, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays approximately $68,585 per year plus applicable local sale tax and sharing expenses. The lease expires on November 14, 2020.

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

	2017		2016
Quarter ended	High	Low	High	Low
December 31	$0.0001	$0.0001	$0.0002	$0.0001
September 30	0.0003	0.0001	0.0001	0.0001
June 30	0.0001	0.0001	0.0009	0.0001
March 31	0.0001	0.0001	0.0007	0.0002

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 31, 2017, there were approximately 103 holders of our common stock.

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

During the year ended December 31, 2016, the Company issued 233,333,334 shares of common stock to settle accounts payable of $90,000 with Mr. Brian Goodman.

During the year ended December 31, 2016, the Company issued 932,613,139 shares of common stock for the conversion of notes.

During the year ended December 31, 2016, the Company issued Tarpon 5,136,000 shares of its common stock according to a settlement agreement.

During the year ended December 31, 2017, the Company issued 1,032,422,976 shares of common stock for the conversion of notes.

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

At December 31, 2017, we had a cash balance of $23,070. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017 TO THE YEAR ENDED DECEMBER 31, 2016

Results of Operations

Revenues

We generated $631,997 revenues during the year ended December 31, 2017 as compared to $3,858,135 for the year ended December 31, 2016. Revenues for the year ended December 31, 2017 was related to the marketing tools and CRM systems provided to customers. Started from August 1, 2016, due to compliance and legal environment concern, the Company modified its business model and changes its role to be an agent. Therefore, revenues recorded after August 1, 2016 was presented net with software usage costs. As a result, revenues for the year ended December 31, 2017 decreased significantly as compared to revenues for the year ended December 31, 2016.

Software usage costs

Software usage costs were $0 and $2,925,273, respectively, for the years ended December 31, 2017 and 2016. Software usage costs represent cost paid through our related company to an online game provider. Effective August 1, 2016, the Company terminated its original agreement with UTI and became an agent that receives net commission. As such, there were no software usage costs after August 2016.

General and administrative Expenses

For the years ended December 31, 2017 and 2016, general and administrative expenses were $1,199,480 and $1,438,841, respectively. The decrease in general and administrative expense was primarily a result of the decrease of consulting fees. Consulting fees were $782,305 and $906,226 for the years ended December 31, 2017 and 2016, respectively.

Impairment Expense

During the years ended December 31, 2017 and 2016, impairment expense was $5,000 and $0, respectively. The increase was due to the uncertain recoverability of other asset acquired in 2014; management evaluated the carrying value on the asset and recorded an impairment of $5,000 in 2017.

Interest Expense

During the years ended December 31, 2017 and 2016, interest expense was $764,482 and $922,320, respectively. The decrease was mainly due to less amortization of debt discount on convertible debt during the year ended December 31, 2017.

Gain on derivative liability - note conversion feature

Gain on derivative liability - note conversion feature was $674,007 for the year ended December 31, 2017 as compared to $1,607,279 for the year ended December 31, 2016. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Gain on settlement of accounts and notes payable

Gain on settlement of accounts and notes payable was $0 for the year ended December 31, 2017 as compared to $19,874 for the year ended December 31, 2016. Gain for the year ended December 31, 2016 was related to a gain from settlement with a convertible note holder which was partially offset by the loss from shares issued to Tarpon for settlement payable.

Net income (loss)

We had a net loss of $662,959 and a net income of $198,854 for the years ended December 31, 2017 and 2016, respectively. The decrease in net loss was a result of the items discussed above.

Liquidity and Capital Resources

Our cash provided by operating activities for the year ended December 31, 2017 was $72,675 as compared to $8,214 for the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2017 primarily reflects our net loss of $662,959 adjusted for various no-cash charges and gain including $5,000 of impairment expense, $47,478 of debt discount, and $674,007 of gain on derivative liabilities – not conversion feature, net operating asset/liability changes of approximately $1.4 million. Cash provided by operating activities for the year ended December 31, 2016 mainly reflects our net income of $198,854 adjusted for $755,544 of debt discount amortization, $1,607,279 of gain on derivative liabilities – not conversion feature, $19,874 of gain on settlement of debt and net operating asset/liability changes of approximately $0.7 million.

Our cash used in investing activities for the year ended December 31, 2016 was $15,195 which was related to the investment in note receivable from an affiliated company. The note receivable was collected in 2017.

Our cash used in financing activities for the year ended December 31, 2017 was $83,097 as compared to $85,855, for the year ended December 31, 2016. Proceeds from short-term note payable – related party decrease from $185,000 for the year ended December 31, 2016 to $34,824 for the year ended December 31, 2017 while repayment of short-term notes payable also decreased from $271,755 for the year ended December 31, 2016 to $117,921 for the year ended December 31, 2017.

The Company had $23,070 in cash at December 31, 2017. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Elray Resources, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Elray Resources, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered loss from operations and has working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2010.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 12, 2018

ELRAY RESOURCES, INC.
Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$23,070	$18,297
Accounts receivable, net	-	-
Accounts receivable- related parties	210,057	31,352
Note receivable- related party	-	15,195
Prepaid expenses	13,988	13,592
Total current assets	247,115	78,436
Rent deposit	7,535	7,535
Other asset	-	5,000
Total assets	$254,650	$90,971

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,117,325	$1,529,746
Accounts payable – related parties	2,684,009	1,742,315
Advances from shareholders	59,391	59,391
Settlement payable	2,162,159	2,162,159
Notes payable	45,429	163,350
Other payable- related party	34,824	-
Convertible notes payable, net of discounts	3,139,492	3,135,011
Derivative liabilities – note conversion feature	390,135	1,173,213
Total liabilities	10,632,764	9,965,185

Commitments and contingencies

Shareholders’ deficit:
Series A convertible preferred stock, par value $0.001, 300,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B convertible preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 shares issued and outstanding, respectively	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 2,500,000,000 shares authorized, 2,255,390,469 and 1,222,967,493 shares issued and outstanding, respectively	2,255,390	1,222,967
Additional paid-in capital	15,856,664	16,735,050
Subscriptions receivable	(75,672)	(75,672)
Stock issuable	5,022	-
Accumulated deficit	(28,618,601)	(27,955,642)
Total shareholders’ deficit	(10,378,114)	(9,874,214)
Total liabilities and shareholders’ deficit	$254,650	$90,971

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016

Revenues – related parties	$631,997	$3,858,135

Costs and expenses:
Software usage costs	-	2,925,273
General and administrative expenses	1,199,481	1,438,841
Impairment expense	5,000	-
Total operating expenses	1,204,481	4,364,114
Loss from operations	(572,484)	(505,979)

Other income (expense):
Interest expense, net	(764,482)	(922,320)
Gain on derivative liability – note conversion feature	674,007	1,607,279
Gain on settlement of accounts and notes payable	-	19,874
Total other income (expense)	(90,475)	704,833
Net income (loss)	$(662,959)	$198,854

Net earnings (loss) per common share – basic	$(0.00)	$0.00
Net earnings (loss) per common share – diluted	$(0.00)	$0.00
Weighted average number of common shares outstanding – basic	1,637,145,067	703,994,058
Weighted average number of common shares outstanding – diluted	1,637,145,067	36,928,576,420

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statement of Shareholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Subscription	Stock	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Issuable	Deficit	Deficit
Balance at December 31, 2015	192,000,000	$192,000	7,083,333	$7,083	51,885,020	$51,885	$17,586,393	$(75,672)	$-	$(28,154,496)	$(10,392,807)
Issuance of shares for convertible notes conversion	-	-	-	-	932,613,139	932,613	(709,543)	-	-	-	223,070
Issuance of shares for settlement of debt	-	-	-	-	5,136,000	5,136	1,533	-	-	-	6,669
Issuance of shares for settlement of debt – related party	-	-	-	-	233,333,334	233,333	(143,333)	-	-	-	90,000
Net income	-	-	-	-	-	-	-	-	-	198,854	198,854
Balance at December 31, 2016	192,000,000	192,000	7,083,333	7,083	1,222,967,493	1,222,967	16,735,050	(75,672)	-	(27,955,642)	(9,874,214)
Issuance of shares for convertible notes conversion	-	-	-	-	1,032,422,976	1,032,423	(878,386)	-	5,022	-	159,059
Net loss	-	-	-	-	-	-	-	-	-	(662,959)	(662,959)
Balance at December 31, 2017	192,000,000	$192,000	7,083,333	$7,083	2,255,390,469	$2,255,390	$15,856,664	$(75,672)	$5,022	$(28,618,601)	$(10,378,114)

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.
Consolidated Statements of Cash Flow

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(662,959)	$198,854
Bad debt	-	5,521
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Impairment of other asset	5,000	-
Amortization of debt discount	47,478	755,544
Gain on derivative liabilities-note conversion feature	(674,007)	(1,607,279)
Gain on settlement of accounts and notes payable	-	(19,874)
Changes in operating assets and liabilities:
Accounts receivable – related parties	(178,705)	405,226
Prepaid expenses	(396)	(2,178)
Accounts payable and accrued liabilities	594,570	139,501
Accounts payable – related parties	941,694	132,900
Net cash provided by operating activities	72,675	8,214

Cash flows from investing activities:
Return of (investment in) note receivable – related party	15,195	(15,195)
Net cash provided by (used in) investing activities	15,195	(15,195)

Cash flows from financing activities:
Proceeds from short-term note payable – related party	34,824	185,000
Repayment of short-term notes payable	(117,921)	(271,755)
Advances from related party	-	900
Net cash used in financing activities	(83,097)	(85,855)

Net increase (decrease) in cash and cash equivalents	4,773	(92,836)
Cash and cash equivalents at beginning of year	18,297	111,133
Cash and cash equivalents at end of year	$23,070	$18,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,621	$84,810
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$49,988	$57,987
Common stock issued for settlement of payable- related party	$-	$90,000

See accompanying notes to consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada corporation, formed on December 13, 2006 has been providing marketing and support for online gaming operations. The Company maintains its physical administrative office in Australia and has operations currently targeting Asia market.

The accompanying consolidated financial statements of Elray include the accounts of Elray and its wholly-owned subsidiary, Angkor Wat Minerals, Ltd. (“Angkor Wat”), and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has net loss of $662,959 for the year ended December 31, 2017 and working capital deficit of $10,385,649 at December 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. Elray’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its gambling business.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2017 and 2016, allowance for doubtful accounts was $5,521.

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

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. For the seven months ended July 31, 2016, the Company recorded revenue at gross charge to its customers as the Company was the principal of the transactions. Started from August 1, 2016, due to compliance and legal environment concern, the Company modified its business model and changes its role to be an agent. Therefore, revenues recorded after August 1, 2016 was presented net with software usage costs.

Stock-Based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is typically the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to a flat 21% effective January 1, 2018.

Tax benefits are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially, and subsequently, measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

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

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2017 and 2016:

	For the Years Ended
	December 31,
	2017	2016

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(662,959)	$198,854
Denominator:
Weighted average common shares outstanding	1,637,145,067	703,994,058

Basic earnings (loss) per common share	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(662,959)	$198,854
Add convertible debt interest	-	76,441
Net income (loss) available to common shareholders	$(662,959)	$275,295
Denominator:
Weighted average common shares outstanding	1,637,145,067	703,994,058
Preferred shares	-	2,362
Convertible Debt	-	36,224,580,000
Adjusted weighted average common shares outstanding	1,637,145,067	36,928,576,420

Diluted earnings (loss) per common share	$(0.00)	$0.00

For the year ended December 31, 2017, diluted loss per share excludes notes convertible to 35,293,450,000 common shares and preferred stock convertible to 2,362 common shares, because their inclusion would have been anti-dilutive.

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

During the year ended December 31, 2016, the Company issued Tarpon 5,136,000 common shares which have been sold entirely during 2016. Net proceeds from the sales amounted to $933 was remitted to the original claim holders. There were no shares issued to Tarpon during year ended December 31, 2017. As of December 31, 2017, the Company has settlement payable of $2,162,159.

NOTE 5 – NOTES PAYABLE

Notes payable

Notes payable at December 31, 2017 and 2016 consisted of the following:

	Final Maturity	Interest Rate	December 31, 2017	December 31, 2016
Morchester International Limited	July 14, 2012	15%	$35,429	$35,429
Morchester International Limited	July 14, 2012	8%	10,000	10,000
PowerUp Lending Group, Ltd	February 22, 2017	33%	-	13,934
Auctus Private Equity Fund, LLC	June 27, 2017	N/A	-	25,758
PowerUp Lending Group, Ltd	May 6, 2017	46%	-	42,999
PowerUp Lending Group, Ltd	July 20, 2017	46%	-	35,230
Total			$45,429	$163,350

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum.

On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. See Note 4. As a result, principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable. The remaining notes issued to Morchester International Limited not purchased by Tarpon are currently in default. The default had no effect on the notes’ interest rate.

On May 6, 2016, the Company entered into a third loan agreement with PowerUp for $60,000. Total repayment amount for the loan is $76,000. The loan is payable daily at $360, secured by all of the Company’s assets. As of December 31, 2017, the loan has been paid off.

On June 27, 2016, the Company reached a settlement agreement with Auctus. Pursuant to the agreement, the Company agreed to pay $61,819 in full and final settlement of all outstanding convertible notes and accrued interest. During the year ended December 31, 2017, the Company made payments totaling $25,758. As of December 31, 2017, the loan has been paid off.

On July 28, 2016, the Company entered into a fourth loan agreement with PowerUp for $75,000. Total repayment amount for the loan is $95,250. The loan is payable daily at $451, secured by all of the Company’s assets. As of December 31, 2017, the loan has been paid off.

On September 14, 2016, the Company entered into a fifth loan agreement with PowerUp for $50,000. Total repayment amount for the loan is $63,500. The loan is payable daily at $301, secured by all of the Company’s assets. As of December 31, 2017, the loan has been paid off.

Convertible notes payable

Convertible notes payable at December 31, 2017 and 2016 consisted of the following:

	Interest Rate	December 31, 2017	December 31, 2016
JSJ Investments, Inc.	10~12%	$128,853	$128,853
LG Capital Funding, LLC	8%	-	8,707
WHC Capital, LLC	12%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	0%~10%	48,393	48,394
GSM Fund Management , LLC	12%	18,390	38,442
Microcap Equity Group , LLC	10%	4,654	18,892
Virtual Technology Group, Ltd	24%	481,500	481,500
Gold Globe Investment Ltd	24%	2,324,000	2,324,000
Vista Capital Investments, LLC	12%	5,800	5,800
Subtotal		3,139,492	3,182,489
Debt discount		-	(47,478)
Total		$3,139,492	$3,135,011

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of December 31, 2017, the remaining principal of $10,670 has not been converted. The note is currently in default. The default had no effect on the note’s interest rate.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. During the year ended December 31, 2016, JSJ converted $4,440 of its note to 56,061,179 shares of common stock. The note is currently in default and has a default interest rate of 20% per annum. As of December 31, 2017, balance of this note was $45,560.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matured on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company's common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default. The default had no effect on the note’s interest rate. As of December 31, 2017, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matured on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. The note is currently in default. The default had no effect on the note’s interest rate. As of December 31, 2017, balance of this note was $32,623.

LG Capital Funding, LLC

On November 10, 2014, the Company entered into a convertible promissory note with LG Capital Funding, LLC ("LG") for $37,000. The note matured on November 10, 2015. LG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the average lowest three trading prices during the fifteen trading days prior to the conversion date. During the year ended December 31, 2017, the Company issued 192,864,000 shares of common stock for the conversion of this note in the amount of $8,707 and accrued interest of $3,958. During the year ended December 31, 2016, the Company issued 303,712,534 shares of common stock for the conversion of this note in the amount of $19,543 and accrued interest of $2,477. As of December 31, 2017, 60,444,800 shares were yet to be delivered to LG and the Company recorded $5,022 stock issuable related to these shares. As of December 31, 2017, this note has been fully converted.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC ("WHC") for $75,000. The note bears interest at 12% and matured on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. As of December 31, 2017, balance of this note was $116,936. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC ("Beaufort") for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. As of December 31, 2017, balance of this note was $10,966. This note is currently in default. The default had no effect on the note’s interest rate.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC ("Tangiers") for $55,000. The note matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. During the year ended December 31, 2016, the Company issued 391,396,676 shares of common stock for the conversion of this note in the amount of $20,963. As of December 31, 2017, balance of this note was $15,393. This note is currently in default and has a default interest rate of 20% per annum.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. As of December 31, 2017, balance of this note was $33,000. This note is currently in default and has a default interest rate of 20% per annum.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC ("GSM"). The note bears interest at 12% and matured on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. During the year ended December 31, 2017, the Company issued 407,808,976 shares of common stock for the conversion of this note in the amount of $20,052. During the year ended December 31, 2016, the Company issued 178,597,750 shares of common stock for the conversion of this note in the amount of $10,234. As of December 31, 2017, balance of this note was $18,390. This note is currently in default and has a default interest rate of 18% per annum.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC ("Microcap") for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matured on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company's common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. During the year ended December 31, 2017, the Company issued 431,750,000 shares of common stock for the conversion of $14,238 in principal and $3,032 in interest. As of December 31, 2017, balance of this note was $4,654. The note became in default on January 23, 2017. The default had no effect on the note’s interest rate.

Virtual Technology Group, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. As of December 31, 2017, balance of this note was $481,500. The note became in default on January 23, 2017 and has a default interest rate of 24% per annum.

Gold Globe Investments, Ltd.

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company's common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company's shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company's shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. As of December 31, 2017, balance of this note was $2,324,000. The note became in default on January 23, 2017 and has a default interest rate of 24% per annum.

Vista Capital Investments, LLC

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC ("Vista") for $250,000. The note has an original issuance discount of $25,000. The note matured 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company's common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 ("Sub-Penny"). $25,000 net proceeds were received on April 23, 2014. The remaining fund of this note has not been received. As of December 31, 2017, balance of this note was $5,800 which matured on April 15, 2016. The note is currently in default. The default had no effect on the note’s interest rate.

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

Debt discount

The table below presents the changes of the debt discount during the years ended December 31, 2017 and 2016:

Amount
December 31, 2015	$803,022
Amortization	(755,544)
December 31, 2016	47,478
Amortization	(47,478)
December 31, 2017	$-

Loans from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is currently in default.

During the year ended December 31, 2016, the Company received a loan of $900 from its officer to open a new bank account. As of December 31, 2017 and 2016, the Company had advances of $3,400 from its officer. The advances form the officers are due on demand, unsecured with no interest.

NOTE 6 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 5 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

The Company remeasured the fair value of the instruments as of December 31, 2017 and 2016, and recorded an gain of $674,007 and $1,607,279 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the derivative liability associated with the note conversion features were $390,135 and $1,173,213, respectively. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	During 2017	During 2016	December 31, 2017	December 31, 2016
Estimated market value of common stock on measurement date	$0.0001~$0.0002	$0.0001~$0.0009	$0.0001	$0.0001
Exercise price	$0.00004~$0.00005	$0.00004~$0.0012	$0.00004~0.00010	$0.00004~0.00010
Discount rate	0.96%	0.11%~0.41%	1.28%	0.20%~0.36%
Expected volatility	248%~281%	277%~281%	248%	265%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Fair value at December 31, 2015	$2,985,575
Change in fair value of derivative liabilities	(1,607,279)
Reclassification to equity	(165,083)
Gain on settlement	(40,000)
Fair value at December 31, 2016	$1,173,213
Change in fair value of derivative liabilities	(674,007)
Reclassification to equity	(109,071)
Fair value at December 31, 2017	$390,135

NOTE 7 – RELATED PARTY TRANSACTIONS

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2017 and 2016, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

Universal Technology Investments Limited

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the years ended December 31, 2017 and 2016, revenues from UTI were $0 and $3,697,967, respectively.

Golden Matrix Group, Inc.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI up to $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of December 31, 2017 and 2016, receivable from GMGI was $0 and $15,195, respectively.

Articulate Pty Ltd, Brian Goodman

As of December 31, 2017 and 2016, the Company had accounts payable of $2,517,509 and $1,611,815, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and became an agent that receives net commission from Articulate. For the year ended December 31, 2017 and 2016, revenues from Articulate were $631,997 and $160,168, respectively.

On January 31, 2017, the Company entered into a Settlement Agreement with Articulate and UTI wherein it was agreed that an amount payable by the Company to Articulate in the amount of $1,372,907 would be offset against the same amount of the Company’s account receivable from UTI. The offset was made effective on December 31, 2016.

Jay Goodman, and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2017 and 2016, the Company had a $166,500 and $130,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. During the years ended December 31, 2017 and 2016, the Company paid $19,290 and $46,119 consulting fees to Mr. Brett Goodman, respectively. As of December 31, 2017 and 2016, there was no payable to Mr. Brett Goodman.

Globaltech Software Services LLC

During 2016, the Company’s chief executive officer became a member of Globaltech Software Services LLC (“Globaltech”). As of December 31, 2017 and 2016, the Company had accounts receivable of $0 and $31,352 from Globaltech, respectively.

NOTE 8 – EQUITY

On April 6, 2016, the Company filed a certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") to increase authorized number of common stock from 1 billion shares to 1.5 billion.

On April 27, 2017, the Company filed a certificate of Amendment with the Nevada Secretary of State (the "Nevada SOS") to increase authorized number of common stock from 1.5 billion shares to 2.5 billion.

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0000003 common shares for each Series A Preferred Share. As of December 31, 2017 and 2016, there were no Series A Preferred Stock outstanding.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Global Tech Software Solutions LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company’s Series C preferred stock in June 2015 and recorded $5,000 of other asset. On April 1, 2015, the Company terminated the agreement and stopped receiving 1% of the gross wagering generated by Golden Galaxy. As of December 31, 2017, the management recorded an impairment of $5,000 due to the uncertain recoverability of other asset.

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

Common Stock

During the year ended December 31, 2017, the Company issued 1,032,422,976 shares of common stock for the conversion of notes payable and accrued interest of $42,998 and $6,990, respectively. As of December 31, 2017, 60,444,800 shares were yet to be delivered for the conversion of note principal of $2,000 and accrued interest of $1,022. The fair value of derivative – note conversion feature related to this conversion was $2,000.

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

NOTE 9 – INCOME TAXES

Income tax (expense) benefit for the years ended December 31, 2017 and 2016 consisted of the following:

Year Ended December 31,
	2017	2016
Current	$-	$-
Federal	-	-
State	-	-
Foreign	-	-
Deferred
Federal	1,970,098	216,627
State	-	-
Foreign	-	-
Change in valuation allowance	(1,970,098)	(216,627)
Total	$-	$-

Significant components of the Company's deferred tax assets consisted of the following at December 31, 2017 and 2016:

	At December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$3,881,722	$5,851,820
Valuation allowance	(3,881,722)	(5,851,820)
Total	$-	$-

The following table presents reconciles the U.S. federal statutory income tax rate in effect for 2017 and the Company's effective tax rate:

	Year Ended December 31,
	2017	2016
U.S. federal statutory	$(225,406)	$67,610
Change in fair value of derivative	(229,162)	(546,475)
Others	21,695	256,885
Tax rate change	2,402,971	5,353
Valuation allowance for deferred tax assets	(1,970,098)	216,627
Total	$-	$-

The reduction in the federal tax rate to 21% under the Tax Act, effective on January 1, 2018, resulted in a reduction in the value of the Company’s net deferred tax assets and related valuation allowance of approximately $2.4 million. The Company had net operating loss carry-forwards of approximately $18.5 million as of December 31, 2017, that may be offset against future taxable income. The carry-forwards will begin to expire in 2026. The Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2017 and 2016 because management determined that it is not more-likely-than not that those assets will be realized. The Company does not believe that it has any uncertain income tax positions.

Federal tax laws impose limitations on the utilization of net operating losses and credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of an ownership change which may have already happened or may happen in the future. Such an ownership change could result in a limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.

NOTE 10 – CONCENTRATIONS

The Company’s revenues for the year ended December 31, 2017 were from one related party. The Company’s revenues for the year ended December 31, 2016 were from two related parties. The Company’s software usage cost for the year ended December 31, 2016 was all related to charges pass through to Elray by an entity controlled by the Company’s chief executive officer. All of the software cost was related to fees pay to one vendor for online casino game contents. As of December 31, 2017, the Company’s only customer is Articulate, a related party. Pursuant to the Company’s strategic partnership agreement with Articulate dated August 24, 2016, the agreement remains in full force indefinitely, or until a period of 12 months has lapsed after delivery of a written notice by either the Company or Articulate, terminating the agreement.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On July 1, 2013, the Company entered into a lease agreement for office space in Australia. The agreement expires on October 31, 2019. Rent is approximately $42,000 per year and the Company paid a $7,535 security deposit. This agreement was terminated without penalties when the Company moved to another office on January 22, 2018. See Note 12.

Future minimum obligation on the Company’ lease entered on January 22, 2018 are:

For the year ended December 31,
2018	$64,529
2019	68,585
2020	65,727
Total	$198,841

NOTE 12 – SUBSEQUENT EVENTS

On January 22, 2018, the Company moved to another office in the same building in Australia. The Company entered into a new lease agreement. The agreement expires on November 14, 2020. Rent is approximately $68,585 per year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2017 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at December 31, 2017:

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

Name of Director	Age	Position

Anthony Brian Goodman	59	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Weiting Feng	35	Director

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Anthony B. Goodman	2017	258,000	-	-	258,000
President, Director, Chief Financial Officer	2016	258,000	-	-	258,000

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

The amounts earned by Mr. Goodman in the fiscal years ended December 31, 2017 and 2016 were listed in the summary compensation table. Miss Feng received $57,317 and $55,802 for the years ended December 31, 2017 and 2016, respectively, for her role as a consultant to us.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended December 31, 2017 and 2016.

Employment contracts and termination of employment and change-in-control arrangements

The Company has an employment agreement between the Company and Mr. Anthony Goodman a director and an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2017 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)

Common Stock	Brian Goodman	Director (2)	234,418,999	10.39%

Common Stock	Weiting Feng	Director	5	0.00%

Total			234,419,004	10.39%
________

(1)	Applicable percentage of ownership is based on 2,255,390,469 total shares comprised of our common stock outstanding (as defined below) as of December 31, 2017. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of December 31, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 2 shares held by Articulate (Pty) Ltd, a company established for the benefit of the Goodman family. Also includes 5 shares owned by family members residing with Mr. Goodman.

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

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of December 31, 2017 and 2016, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

Universal Technology Investments Limited

On May 19, 2016, the Company’s chief executive officer became the sole director and shareholder of Universal Technology Investments Limited (“UTI”). For the years ended December 31, 2017 and 2016, revenues from UTI were $0 and $3,697,967, respectively.

Golden Matrix Group, Inc.

On July 9, 2016, the Company entered into a loan agreement with Golden Matrix Group, Inc. (“GMGI”), a company controlled by Elray’s chief executive officer and one director. Pursuant to the agreement, the Company agreed to lend GMGI up to $20,000. The borrowings mature in 180 days and accrue interest at 5% per annum. GMGI agreed to assist the Company in developing social gaming technology. As of December 31, 2017 and 2016, receivable from GMGI was $0 and $15,195, respectively.

Articulate Pty Ltd, Brian Goodman

As of December 31, 2017 and 2016, the Company had accounts payable of $2,517,509 and $1,611,815, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. As a result of the agreement with Articulate, the Company terminated its original agreements with UTI and became an agent that receives net commission from Articulate. For the year ended December 31, 2017 and 2016, revenues from Articulate were $631,997 and $160,168, respectively.

On January 31, 2017, the Company entered into a Settlement Agreement with Articulate and UTI wherein it was agreed that an amount payable by the Company to Articulate in the amount of $1,372,907 would be offset against the same amount of the Company’s account receivable from UTI. The offset was made effective on December 31, 2016.

Jay Goodman, and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of December 31, 2017 and 2016, the Company had a $166,500 and $130,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. During the years ended December 31, 2017 and 2016, the Company paid $19,290 and $46,119 consulting fees to Mr. Brett Goodman, respectively. As of December 31, 2017 and 2016, there was no payable to Mr. Brett Goodman.

Globaltech Software Services LLC

During 2016, the Company’s chief executive officer became a member of Globaltech Software Services

LLC (“Globaltech”). As of December 31, 2017 and 2016, the Company had accounts receivable of $0 and $31,352 from Globaltech, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2017	2016
Audit Fees
GBH CPAs, PC	$42,100	$40,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 44 of this report, and are incorporated herein by this reference.

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

__________

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

ELRAY RESOURCES, INC.

Date: April 12, 2018	By:	/s/ Anthony Goodman
Anthony Goodman
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman	Director	April 12, 2018
Anthony Goodman

/s/ Weiting Feng	Director	April 12, 2018
Weiting Feng

