Form 10-Q
period 2018-03-31
ELRAY RESOURCES, INC.
filed 2018-05-15
CIK 1402371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 2,255,390,469 shares of common stock issued and outstanding as of May 9, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ELRAY RESOURCES, INC.
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$22,013	$23,070
Accounts receivable –related parties	314,619	210,057
Prepaid expenses	13,988	13,988
Total current assents	350,620	247,115
Rent deposit	26,145	7,535
Total assets	$376,765	$254,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,286,066	$2,117,325
Accounts payable – related parties	2,956,439	2,684,009
Loan and advances from shareholders	59,391	59,391
Other payable – related party	44,824	34,824
Settlement payable	2,162,159	2,162,159
Notes payable	45,429	45,429
Convertible notes payable, net of discounts	3,139,492	3,139,492
Derivative liabilities - note conversion feature	390,127	390,135
Total liabilities	11,083,927	10,632,764

Commitments and contingencies

Shareholders’ deficit:
Series A preferred stock, par value $0.001, 300,000,000 shares authorized, 0 issued and outstanding	-	-
Series B preferred stock, par value $0.001, 280,000,000 shares authorized, 192,000,000 issued and outstanding	192,000	192,000
Series C preferred stock, par value $0.001, 10,000,000 shares authorized, 7,083,333 shares issued and outstanding	7,083	7,083
Common stock, par value $0.001, 2,500,000,000 shares authorized, 2,255,390,469 shares issued and outstanding	2,255,390	2,255,390
Additional paid-in capital	15,856,664	15,856,664
Subscriptions receivable	(75,672)	(75,672)
Stock issuable	5,022	5,022
Accumulated deficit	(28,947,649)	(28,618,601)
Total shareholders’ deficit	(10,707,162)	(10,378,114)
Total liabilities and shareholders’ deficit	$376,765	$254,650

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues – related party	$149,061	$156,334
Operating expenses:
General and administrative	295,735	262,934
Total operating expenses	295,735	262,934
Loss from operations	(146,674)	(106,600)

Other income (expense):
Interest expense	(182,382)	(207,809)
Gain on derivative liabilities – note conversion feature	8	732,952
Total other income (expense)	(182,374)	525,143
Net income (loss)	$(329,048)	$418,543

Net earnings (loss) per common share – basic	$(0.00)	$0.00
Net earnings (loss) per common share – diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	2,315,835,269	1,235,190,613
Weighted average number of common shares outstanding - diluted	2,315,835,269	37,415,912,975

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(329,048)	$418,543
Adjustments to reconcile net income (loss) to cash provided by operations activities:
Amortization of debt discount	-	47,478
Gain on derivative liabilities – note conversion feature	(8)	(732,952)
Changes in operating assets and liabilities:
Accounts receivable – related parties	(104,562)	(9,982)
Prepaid expenses	(18,610)	(765)
Accounts payable and accrued liabilities	168,741	33,068
Accounts payable – related parties	272,430	282,637
Net cash provided by (used in) operating activities	(11,057)	38,027

Cash flows from financing activities:
Proceeds from other payable – related party	10,000	34,824
Repayment of short-term notes payable	-	(61,186)
Net cash provided by (used in) financing activities	10,000	(26,362)

Net increase (decrease) in cash and cash equivalents	(1,057)	11,665
Cash and cash equivalents at beginning of period	23,070	18,297
Cash and cash equivalents at end of period	$22,013	$29,962

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$18,567
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for conversion of debt	$-	$3,056

See accompanying notes to unaudited consolidated financial statements.

ELRAY RESOURCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Elray Resources, Inc. (“Elray” or the “Company”), a Nevada Company formed on December 13, 2006, has been providing marketing and support for online gaming operations. The Company maintains its administrative office in Australia and its gaming operations is currently targeting Asian market.

The accompanying unaudited interim consolidated financial statements of Elray have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2017 on Form 10-K filed on April 13, 2018.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2017 have been omitted.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2018 and December 31, 2017, allowance for doubtful accounts was $5,521.

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

Revenues

Prior to January 1, 2018, revenues were recognized when the four basic criteria for recognition were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured. The Company adopted new accounting guidance for revenue recognition effective January 1, 2018 which did not have a material impact on the Company’s financial statements.

Beginning January 1, 2018, the Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers; (ii) identification of distinct performance obligations in the contract; (iii) determination of contract transaction price; (iv) allocation of contract transaction price to the performance obligations; and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation. The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

All of the Company’s revenues for the three months ended March 31, 2018 and 2017 were related to intellectual properties (including CRM systems, payment gateway system and back office marketing systems) and related supporting services provided to one related party and were calculated based on end-users’ usage of online game content.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(329,048)	$418,543
Denominator:
Weighted average common shares outstanding	2,315,835,269	1,235,190,613

Basic earnings (loss) per common share	$(0.00)	$0.00

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(329,048)	$418,543
Add convertible debt interest	-	140,233
Net income (loss) available to common shareholders	$(329,048)	$558,776
Denominator:
Weighted average common shares outstanding	2,315,835,269	1,235,190,613
Preferred shares	-	2,362
Convertible Debt	-	36,180,720,000
Adjusted weighted average common shares outstanding	2,315,835,269	37,415,912,975

Diluted earnings (loss) per common share	$(0.00)	$0.00

For the three months ended March 31, 2018 fully diluted earnings per share excludes notes convertible to 35,293,450,000 common shares and preferred stock convertible to 2,362 common shares, because their inclusion would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of Elray have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a loss of $329,048 for the three months ended March 31, 2018. The factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for Elray to continue as a going concern. Elray’s management plans on raising cash from public or private debt, on an as needed basis, and in the longer term, revenues from the gambling business. Elray’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

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

There were no shares issued to Tarpon during the three months ended March 31, 2017 and 2018. As of March 31, 2018, the Company has settlement payable of $2,162,159.

NOTE 4 – NOTES PAYABLE

Notes payable

Notes payable at March 31, 2018 and December 31, 2017 consisted of the following:

	Final Maturity	Interest Rate	March 31, 2018	December 31, 2017

Morchester International Limited	July 14, 2012	15%	$35,429	$35,429
Morchester International Limited	July 14, 2012	8%	10,000	10,000
Total			$45,429	$45,429

On December 9, 2011, Elray entered into an Amended Splitrock Agreement whereby the Company acquired certain assets and liabilities of Splitrock. As part of the liabilities assumed in terms of the Amended Splitrock Agreement, the Company assumed notes payable of $292,929 bearing interest of 8% or 15% per annum. On January 27, 2014, the court granted an approval of the settlement agreement with Tarpon whereby the Company would issue shares to Tarpon for resale to pay off certain liabilities. See Note 3. As a result, principal of $247,500 and associated accrued interest acquired by Tarpon were reclassified to settlement payable. The remaining notes issued to Morchester International Limited not purchased by Tarpon are currently in default. The default had no effect on the notes’ interest rate.

Convertible notes payable

Convertible notes payable, at March 31, 2018 and December 31, 2017, consisted of the following:

	Interest Rate	March 31, 2018	December 31, 2017

JSJ Investments, Inc.	10%~20%	$128,853	$128,853
WHC Capital, LLC	22%	116,936	116,936
Beaufort Capital Partners, LLC	12%	10,966	10,966
Tangiers Investment Group, LLC	20%	48,393	48,393
GSM Fund Management, LLC	18%	18,390	18,390
Microcap Equity Group, LLC	10%	4,654	4,654
Virtual Technology Group, Ltd	24%	481,500	481,500
Gold Globe Investments Ltd	24%	2,324,000	2,324,000
Vista Capital Investments, LLC.	12%	5,800	5,800
Total		$3,139,492	$3,139,492

JSJ Investments, Inc.

On May 31, 2013, the Company entered into a convertible promissory note with JSJ Investments, Inc. (“JSJ”) for $50,000. The note matured on December 2, 2013. The note holder has the option to convert the note to common shares in the Company at a discount of 50% of the average closing price over the last 120 days prior to conversion, or the average closing price over the last seven days prior to conversion. As of March 31, 2018, the remaining principal of $10,670 has not been converted. The note is currently in default. The default had no effect on the note’s interest rate.

On August 21, 2014, the Company entered into a convertible promissory note with JSJ for $50,000 cash. The note matured on February 21, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at a discount of 60% of the average of the three lowest bids on the twenty days before the date this note is executed, or 60% of the average of the three lowest bids during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default and has a default interest rate of 20% per annum. As of March 31, 2018, balance of this note was $45,560.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $40,000. The note bears interest at 12% and matured on July 20, 2015. Upon the maturity, the note has a cash redemption premium of 150% of the principal amount. The note is convertible to the Company’s common shares at 40% of the lowest trading price on the twenty days before the date this note is executed, or 40% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The note is currently in default. The default had no effect on the note’s interest rate. As of March 31, 2018, balance of this note was $40,000.

On January 20, 2015, the Company entered into a convertible promissory note with JSJ for $60,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note bears interest at 12% and matured on January 20, 2015. JSJ has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading price on the twenty days before the date this note is executed, or 50% of the lowest trading price during the twenty trading days preceding the delivery of any conversion notice, whichever is lower. The Company recorded a loss on extinguishment of debt of $441 related to the exchange. The note is currently in default. The default had no effect on the note’s interest rate. As of March 31, 2018, balance of this note was $32,623.

WHC Capital, LLC

On September 23, 2014, the Company entered into a convertible promissory note with WHC Capital, LLC (“WHC”) for $75,000. The note bears interest at 12% and matured on September 23, 2015. WHC has the right at any time during the period beginning on the date of this note to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest intra-day trading price during the fifteen trading days prior to the conversion date. On September 23, 2015, the Company failed to repay the outstanding balance of this note and a penalty of $41,978 was added to the outstanding balance pursuant to the note terms. As of March 31, 2018, balance of this note was $116,936. This note is currently in default and has a default interest rate of 22% per annum.

Beaufort Capital Partners, LLC

On September 2, 2014, the Company entered into a convertible promissory note with Beaufort Capital Partners, LLC (“Beaufort”) for $21,000. The note matured on March 2, 2015. Beaufort has the right after the maturity date to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest trading prices during the fifteen trading days prior to the conversion date. Under certain conditions, the conversion price would be reset to $0.0001 or 65% off the lowest price of the previous five trading days. As of March 31, 2018, balance of this note was $10,966. This note is currently in default. The default had no effect on the note’s interest rate.

Tangiers Investment Group, LLC

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers Investment Group LLC (“Tangiers”) for $55,000. The note matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. As of March 31, 2018, balance of this note was $15,393. This note is currently and has a default interest rate of 20% per annum.

On October 13, 2014, the Company entered into a convertible promissory note with Tangiers for $33,000. The note bears interest at 10% and matured on October 13, 2015. Tangiers has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 45% of the lowest trading prices during the twenty trading days prior to the conversion date. As of March 31, 2018, balance of this note was $33,000. This note is currently in default and has a default interest rate of 20% per annum.

GSM Fund Management LLC

On January 30, 2015, the Company entered into an assignment and modification agreement to assign $62,500 of the convertible promissory note of VTG dated January 23, 2014 to GSM Fund Management LLC (“GSM”). The note bears interest at 12% and matured on January 30, 2016. GSM has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing bid price in the 15 trading days prior to the conversion date. The Company recorded a loss on extinguishment of debt of $52,364 related to the exchange. As of March 31, 2018, balance of this note was $ 18,390. The note is currently in default and has a default interest rate of 18% per annum.

Microcap Equity Group, LLC

On February 23, 2015, the Company entered into a convertible promissory note with Microcap Equity Group LLC (“Microcap”) for $20,000, which was issued in exchange for a portion of the promissory note issued to VTG on January 23, 2014. The note matured on January 23, 2017. Microcap has the right to convert the balance outstanding into the Company’s common stock at a rate equal to 40% of the lower of the lowest bid price during the thirty trading days prior to the conversion date, or the lowest bid price on the day that the converted shares are cleared for physical delivery. The Company recorded a loss on extinguishment of debt of $28,213 related to the exchange. As of March 31, 2018, balance of this note was $4,654. The note is currently in default. The default had no effect on the note’s interest rate.

Virtual Technology Group, Ltd

On January 23, 2014, the Company entered into a convertible promissory note with VTG for $1,500,000. VTG has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the closing bid prices for the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another other exchange. On November 10, 2014, $50,000 of this note was replaced with a note issued to LG. On January 20, January 23 and January 30, 2015, $60,000, $20,000 and $62,500 of this note were replaced with notes issued to JSJ, Microcap and GSM. As of March 31, 2018, balance of this note was $481,500. The note is currently in default and has a default interest rate of 24% per annum.

Gold Globe Investments Ltd

On January 23, 2014, the Company entered into a convertible promissory note with GGIL for $2,800,000. GGIL has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 100% of the average of the lowest three trading prices during the seven trading days prior to the conversion date when the Company’s shares are traded in the OTCQB or during the ten trading days prior to the conversion date when the Company’s shares are traded on another exchange. On December 3, 2014, $45,000 of this note was replaced with a note issued to Tangiers. As of March 31, 2018, balance of this note was $2,324,000. The note is currently in default and has a default interest rate of 24% per annum.

Vista Capital Investments, LLC.

On April 15, 2014, the Company entered into a convertible promissory note with Vista Capital Investments, LLC (“Vista”) for $250,000. The note has an original issuance discount of $25,000. The note matures 2 years from the date of each payment of the principal from Vista. In the event that the note remains unpaid at maturity date, the outstanding balance shall immediately increase to 120% of the outstanding balance. Vista has the right to convert the outstanding balance into the Company’s common stock at a rate equal to the lesser of $0.008 per share or 60% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Due to certain events that occurred during 2014, the conversion price has been reset to $0.005 per share or 50% of the lowest trade occurring during the twenty-five consecutive trading days preceding the conversion date. Pursuant to the agreement, if the conversion price calculated under this agreement is less than $0.01 per share, the principal amount outstanding shall increase by $10,000 (“Sub-Penny”). $25,000 net proceeds were received on April 23, 2014. The remaining fund of this note has not been received. As of March 31, 2018, balance of this note was $5,800 which matured on April 15, 2016. The note is currently in default. The default had no effect on the note’s interest rate.

Loan and advances from shareholders

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan of $55,991 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. The note is in default.

As of March 31, 2018 and December 31, 2017, the Company had advances of $3,400 from its officer. The advances form the officers are due on demand, unsecured with no interest.

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

The Company remeasured the fair value of the instrument as of March 31, 2018, and recorded an unrealized gain of $8 for the three months ended March 31, 2018. The Company determined the fair values of these liabilities using a Black-Scholes valuation model with the following assumptions:

	December 31, 2017	March 31, 2018	Various Dates in 2018
Stock price on measurement date	$0.0001	$0.0001	$0.0001~0.0002
Exercise price	$0.00004~$0.00010	$0.00004~$0.00010	$0.00004~$0.00010
Discount rate	1.28%	1.63%	1.58%~1.99%
Expected volatility	248%	248%	244%~248%
Expected dividend yield	0.00%	0.00%	0.00%

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Fair value at December 31, 2017	$390,135
Change in fair value of derivative liabilities	(8)
Fair value at March 31, 2018	$390,127

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

Commitments and Contingencies

On January 22, 2018, the Company entered into a lease agreement for an office located at Tenancy 2, Level 3, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays approximately $68,585 per year plus applicable local sale tax and sharing expenses. The agreement, as amended, expires on November 14, 2020.

NOTE 7 – RELATED PARTY TRANSACTIONS

Elmside Pty Ltd

On September 5, 2008, Elmside Pty Ltd, a company related to a former director, agreed to an interest free loan to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 9, 2011, the due date of the loan. As of March 31, 2018 and December 31, 2017, loans from Elmside, a shareholder, were $55,991. The loans are currently in default.

Articulate Pty Ltd and Brian Goodman

As of March 31, 2018 and December 31, 2017, the Company had accounts payable of $2,780,939 and $2,517,509, respectively, to its chief executive officer and Articulate Pty Ltd (“Articulate”), a company controlled by the Company’s chief executive officer, for consulting fees, reimbursement of expenses and compensation.

On August 24, 2016, the Company entered into a strategic partnership agreement with Articulate. Pursuant to the agreement, Articulate will provide non-exclusive back office services to the Company’s clients. In exchange for the service, Elray agreed to pay $10,000 for each month Articulate provides services. Elray will receive 0.5% of the software usage fee paid by Elray’s clients through Articulate. For the three months ended March 31, 2018 and 2017, revenues from Articulate were $149,061 and $156,334, respectively. As of March 31, 2018 and December 31, 2017, receivable from Articulate for software usage fee was $314,619 and $210,057, respectively.

Jay Goodman and Brett Goodman

On May 15, 2013, the Company entered into an agreement with Jay Goodman, son of the Company’s chief executive officer, to provide consulting services assisting the Company with data segmentation, financial and statistical services. In consideration for such services, the Company pays $3,000 per month to Jay Goodman. As of March 31, 2018 and December 31, 2017 the Company had a $175,500 and $166,500 payable to Jay Goodman, respectively.

On February 1, 2016, the Company entered into an agreement with Brett Goodman, another son of the Company’s chief executive officer, where Mr. Brett Goodman will provide consulting services assisting the Company with a project involving social gaming platform. Mr. Brett Goodman has been providing the Company services since 2015. During the three months ended March 31, 2018 and 2017, there was no consulting fee paid to Mr. Brett Goodman.

Globaltech Software Services LLC

The Company’s chief executive officer is a member of Globaltech Software Services LLC (“Globaltech”). As of March 31, 2018 and December 31, 2017, the Company had other payable to Globaltech of $44,824 and $34,824.

NOTE 8 – EQUITY

Preferred Stock – Series A

On May 3, 2012, the Company authorized the creation of 300,000,000 shares of Series A preferred stock. The Class A Preferred Series shares are convertible at a rate of 0.0000003 common shares for each Series A Preferred Share. As of March 31, 2018 and December 31, 2017, there were no Series A Preferred Stock outstanding.

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

On September 18, 2014, the Company entered into an agreement to acquire a 25% interest in Globaltech Software Services LLC doing business as Golden Galaxy (“Golden Galaxy”) which operates online casinos. Under the terms of the purchase agreement, the Company will be entitled to 1% of the gross wagering generated by Golden Galaxy. In consideration for the purchase, the Company issued 5,000,000 shares of the Company’s Series C preferred stock in June 2015 and recorded $5,000 of other asset. On April 1, 2015, the Company terminated the agreement and stopped receiving 1% of the gross wagering generated by Golden Galaxy. Duirng the year ended December 31, 2017, the management recorded an impairment of $5,000 due to the uncertain recoverability of the other asset.

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

Common Stock

As of March 31, 2018, 60,444,800 shares were yet to be delivered for the conversion of note principal of $2,000 and accrued interest of $1,022. The fair value of derivative – note conversion feature related to this conversion was $2,000.

NOTE 9 – CONCENTRATION

The Company’s revenues for three months ended March 31, 2018 and 2017 were from one related party. As of March 31, 2018, the Company’s only customer is Articulate, a related party. Pursuant to the Company’s strategic partnership agreement with Articulate dated August 24, 2016, the agreement remains in full force indefinitely, or until a period of 12 months has lapsed after delivery of a written notice by either the Company or Articulate, terminating the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Revenues

We generated $149,061 revenues during the three months ended March 31, 2018 compared to $156,334 for the three months ended March 31, 2017. Revenues were related to the marketing tools and CRM systems provided to a related party.

Operating expenses

During the three months ended March 31, 2018 and 2017, general and administrative expenses were $295,735 and $262,934, respectively. Increase of general and administrative expense was mainly attributable to the increase of consulting expense.

Interest expenses

During the three months ended March 31, 2018 and 2017, interest expense was $182,382 and $207,809, respectively. The decrease of interest expense was mainly due to less amortization of debt discount on convertible debt during the three months ended March 31, 2018.

Gain on derivative liabilities - note conversion feature

Unrealized gain on derivative liabilities - note conversion feature was $8 for the three months ended March 31, 2018 compared to a gain of $732,952 for the three months ended March 31, 2017. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net income (loss)

We had a net loss of $329,048 and net income of $418,543 for the three months ended March 31, 2018 and 2017, respectively. The increase of net loss in 2018 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $22,013 cash on hand at March 31, 2018.

Our cash used in operating activities for the three months ended March 31, 2018 was $11,057 compared to $38,027 provided by operating activities for the three months ended March 31, 2017. The decrease was primarily due to changes in net operating asset and liabilities.

Our cash provided by financing activities for the three months ended March 31, 2018 was $10,000 compared to $26,362 used in financing activities for the three months ended March 31,2017. The change was mainly related to a decrease of payments on short-term notes and a decrease of proceeds from payable to a related party.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officer has concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officer reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no litigation pending or threatened by or against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares issued for conversions of notes payable during the three months ended March 31, 2018.

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

ELRAY RESOURCES, INC.

Date: May 15, 2018	By:	/s/ Anthony Goodman
Anthony Goodman,
President and Chief Financial Officer

